Form 10QSB
period 2006-11-30
Grace 2, Inc.
filed 2006-12-20
CIK 1366541

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended November 30, 2006

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                         For the transition period from

                          Commission File No. 000-52062


                                  Grace 2, Inc.
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


                                   Copies to:
                                   ----------
                              The Sourlis Law Firm
                            Virginia K. Sourlis, Esq.
                                  The Galleria
                                 2 Bridge Avenue
                           Red Bank, New Jersey 07701
                                 (732) 530-9007
                               www.SourlisLaw.com

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [X] No [ ]

State the number of shares outstanding of each of the issuer's classes of common equity, as of November 30, 2006: 100,000 shares of common stock.

                                  GRACE 2, INC.
                    (a corporation in the development stage)

                   INTERIM AND UNAUDITED FINANCIAL STATEMENTS

                                November 30, 2006

--------------------------------------------------------------------------------

                                  GRACE 2, INC.
                    (a corporation in the development stage)
               INDEX TO INTERIM AND UNAUDITED FINANCIAL STATEMENTS
                                November 30, 2006
                                                                       Page
Financial Statements

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

         Statement of Stockholder's Equity                              F-3

         Statement of Cash Flows                                        F-4


Notes to Financial Statements                                           F-5 -
                                                                        F-6

--------------------------------------------------------------------------------

                                  GRACE 2, INC.
                    (a corporation in the development stage)
                       INTERIM AND UNAUDITED BALANCE SHEET
                                November 30, 2006

ASSETS

        Total assets                                                    $    --
                                                                        =======

LIABILITIES AND STOCKHOLDER'S EQUITY
        Due to shareholder                                                2,484


        Total liabilities                                               $ 2,484
                                                                        -------
Commitments and contingencies

Stockholder's equity

     Preferred stock, $.0001 par value, authorized 10,000,000 shares;        --
        none issued

     Common Stock, $.0001 par value, authorized 100,000,000 shares;          --

        issued and outstanding 100,000 shares                                --

     Additional paid in capital                                             100
     Deficit accumulated during the development stage                    (2,584)
                                                                        -------


        Total stockholder's equity                                       (2,484)
                                                                        -------

        Total liabilities and stockholder's equity                      $    --
                                                                        =======

    The accompanying notes are an integral part of these financial statements

                                  GRACE 2, INC.
                    (a corporation in the development stage)
                  INTERIM AND UNAUDITED STATEMENT OF OPERATIONS
              For the period from June 2, 2006 to November 30, 2006


SEC filing and accounting fees                                        $   2,484
                                                                      ---------

Net loss                                                              $  (2,484)
                                                                      =========

Weighted average shares outstanding (basic and diluted)                 100,000
                                                                      ---------

Net loss per share (basic and diluted)                                $ (0.0248)
                                                                      =========

    The accompanying notes are an integral part of these financial statements

                                  GRACE 2, INC.
                    (a corporation in the development stage)
                              INTERIM AND UNAUDITED
                   STATEMENT OF STOCKHOLDER'S EQUITY (DEFICIT)
              For the period from June 2, 2006 to November 30, 2006


                               Common Stock
                                               Additional          Stockholder's
                                                 Paid-in               Equity
                             Shares    Amount    Capital    Loss     (Deficit)
                             -------   -------   -------   -------    -------

Balance, June 2, 2006        100,000   $    --   $   100   $  (100)   $    --

Common shares issued              --        --        --        --         --

Net loss                          --        --        --   $(2,484)   $(2,484)
                             -------   -------   -------   -------    -------

Balance, November 30, 2006   100,000   $    --   $   100   $(2,584)   $(2,484)
                             =======   =======   =======   =======    =======


    The accompanying notes are an integral part of these financial statements

                                  GRACE 2, INC.
                    (a corporation in the development stage)
                  INTERIM AND UNAUDITED STATEMENT OF CASH FLOWS
              For the period from June 2, 2006 to November 30, 2006


Cash flows from operating activities
     Net income (loss)                                                  $(2,484)
                                                                        -------

        Cash flows used in operating activities                          (2,484)
                                                                        -------


Cash flows from financing activities
     Proceeds from due to shareholder                                     2,484
                                                                        -------
     Proceeds from issuance of common shares                                 --
                                                                        -------

        Cash flows provided by financing activities                       2,484
                                                                        -------

Net increase in cash                                                         --

Cash, beginning of period                                                    --
                                                                        -------

Cash, end of period                                                     $    --
                                                                        =======
    The accompanying notes are an integral part of these financial statements

                                  GRACE 2, INC.
                    (a corporation in the development stage)
               NOTES TO INTERIM AND UNAUDITED FINANCIAL STATEMENTS
                                November 30, 2006

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

                                                                      Continued,

                                  GRACE 2, INC.
                    (a corporation in the development stage)
               NOTES TO INTERIM AND UNAUDITED FINANCIAL STATEMENTS
                                November 30, 2006

NOTE  3 -  DUE TO SHAREHOLDER

      During the period of June 2, 2006 through November 30, 2006, the Company incurred $2,484 in SEC filing accounting fees. The Shareholder advanced these funds on behalf of the Company. There are no formal repayment terms.

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

Results of Operation

The Company did not have any operating income from June 2, 2006 through November 30, 2006. The Company recognized a net loss of $2,484. Expenses during this period were comprised of costs mainly associated with SEC filing and accounting fees.

Liquidity and Capital Resources

At November 30, 2006, the Company had no capital resources and will rely upon the issuance of common stock and additional capital contributions from shareholders to fund administrative expenses pending acquisition of an operating company.

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

         None

Item 3.  Defaults Upon Senior Securities.

         None

Item 4.  Submission of Matters to a Vote of Security Holders.

No matter was submitted during the quarter ending November 30, 2006, covered by this report to a vote of the Company's shareholders, through the solicitation of proxies or otherwise.

Item 5.  Other Information.
         -----------------
         None

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


Dated:  December 20, 2006

Grace 2, Inc.

By: /s/ Virginia K. Sourlis
    ------------------------
    President