Form 10-K
period 2008-05-31
Grace 2, Inc.
filed 2008-09-09
CIK 1366541

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: May 31, 2008

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________ to ________

Commission File No. 000-52062

Grace 2, Inc.

(Name of small business issuer in its charter)

Delaware	20-3708500
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

735 Broad Street, Suite 400 Chattanooga, TN	37402
(Address of principal executive offices)	(Zip Code)

Issuer’s telephone number:                                                (423) 265-5062
Issuer’s facsimile number:                                                 (423) 265-5068

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
(Title of Class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.
☐ Yes ☒ No
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.
☐ Yes ☒ No

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
☒ Yes ☐ No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer (Do not check if a smaller reporting company) ☐	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).
☒ Yes ☐No

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter. $0 as of September 9, 2008.

(APPLICABLE ONLY TO CORPORATE REGISTRANTS)

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date. 100,000 shares of common stock, par value $0.0001 per share.

DOCUMENTS INCORPORATED BY REFERENCE
List hereunder the following documents if incorporated by reference and the Part of the Form 10-K (e.g., Part I, Part II, etc.) into which the document is incorporated: (1) Any annual report to security holders; (2) Any proxy or information statement; and (3) Any prospectus filed pursuant to Rule 424(b) or (c) under the Securities Act of 1933. The listed documents should be clearly described for identification purposes (e.g., annual report to security holders for the fiscal year ended May 31, 2008. None.

FORWARD-LOOKING STATEMENTS

Certain statements made in this Annual Report on Form 10-K are “forward-looking statements” (within the meaning of the Private Securities Litigation Reform Act of 1995) regarding the plans and objectives of management for future operations. Such statements involve known and unknown risks, uncertainties and other factors that may cause actual results, performance or achievements of Grace 2, Inc. (the “Company”) to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. The forward-looking statements included herein are based on current expectations that involve numerous risks and uncertainties. The Company’s plans and objectives are based, in part, on assumptions involving the continued expansion of business. Assumptions relating to the foregoing involve judgments with respect to, among other things, future economic, competitive and market conditions and future business decisions, all of which are difficult or impossible to predict accurately and many of which are beyond the control of the Company. Although the Company believes its assumptions underlying the forward-looking statements are reasonable, any of the assumptions could prove inaccurate and, therefore, there can be no assurance the forward-looking statements included in this Report will prove to be accurate. In light of the significant uncertainties inherent in the forward-looking statements included herein, the inclusion of such information should not be regarded as a representation by the Company or any other person that the objectives and plans of the Company will be achieved.

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

Subsequent Event; Changes in Control of Registrant

On July 7, 2008 (the “Effective Date”), pursuant to the terms of a Stock Purchase Agreement (the “Agreement”), Broad Street Ventures, LLC, a limited liability company formed in the State of Colorado (“BSV”) purchased a total of 96,000 shares of the issued and outstanding common stock of Grace 2, Inc., a Delaware corporation (the “Company”), from Getting You There, LLC, the sole shareholder of the Company (“GYT”). The total of 96,000 shares represents 96% of the shares of outstanding common stock of the Company (the “Acquisition”).

Also, as part of the Acquisition and pursuant to the Agreement, the following changes to the Company’s directors and officers occurred:

o	Virginia K. Sourlis resigned as the Company’s President, Chief Executive Officer,
Chief Financial Officer and Secretary and Sole Director effective July 18, 2008.

o	As of July 18 2008, Douglas Dyer was appointed as the Company’s President and Sole Director.

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

We presently have no employees apart from our management. Our sole officer and director is engaged in outside business activities and anticipates that she will devote to our business only several hours per week until the acquisition of a successful business opportunity has been consummated. We expect no significant changes in the number of our employees other than such changes, if any, incident to a business combination.

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

Employees

The Company currently has no employees.

Item 1A. Risk Factors.

An investment in our securities is highly speculative and subject to numerous and substantial risks. These risks include those set forth below and elsewhere in this Form 10-K. Readers are encouraged to review these risks carefully before making any investment decision.

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

CONTROL BY MANAGEMENT.

Management currently owns approximately 96% of all the issued and outstanding capital stock of the Company. Consequently, management has the ability to influence control of our operations and, acting together, will have the ability to influence or control substantially all matters submitted to stockholders for approval, including:

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

Item 1B. Unresolved Staff Comments.

None.

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

Item 6. Selected Financial Data.

N/A

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operation.

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

Since our formation on October 27, 2005 through the date of this filing (September 9, 2008), our purpose has been to effect a business combination with an operating business which we believe has significant growth potential. We are currently considered to be a “blank check” company in as much as we have no specific business plans, no operations, revenues or employees. We currently have no definitive agreements or understanding with any prospective business combination candidates and have not targeted any business for investigation and evaluation nor are there any assurances that we will find a suitable business with which to combine. The implementation of our business objectives is wholly contingent upon a business combination and/or the successful sale of securities in the company.

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

Subsequent Event; Changes in Control of Registrant

On July 7, 2008 (the “Effective Date”), pursuant to the terms of a Stock Purchase Agreement (the “Agreement”), Broad Street Ventures, LLC, a limited liability company formed in the State of Colorado (“BSV”) purchased a total of 96,000 shares of the issued and outstanding common stock of Grace 2, Inc., a Delaware corporation (the “Company”), from Getting You There, LLC, the sole shareholder of the Company (“GYT”). The total of 96,000 shares represents 96% of the shares of outstanding common stock of the Company (the “Acquisition”).

Also, as part of the Acquisition and pursuant to the Agreement, the following changes to the Company’s directors and officers occurred:

o	Virginia K. Sourlis resigned as the Company’s President, Chief Executive Officer,
Chief Financial Officer and Secretary and Sole Director effective July 18, 2008.

o	As of July 18 2008, Douglas Dyer was appointed as the Company’s President and Sole Director.

Results of Operations

General. The Company has not conducted any active operations since inception, except for its efforts to locate a suitable acquisition or merger transaction. No revenue has been generated by the Company during such period, and it is unlikely the Company will have any revenues unless it is able to effect an acquisition of or merger with another operating company, of which there can be no assurance.

Revenues. For the fiscal year ended May 31, 2008 and 2007and for the period from October 27, 2005 (Inception) to May 31, 2008, the Company had no activities that produced revenues from operations.

Net Loss. For the fiscal year ended May 31, 2008 and 2007, the Company had a net loss of $4,500 and $5,194, respectively. From the Company’s date of inception (October 27, 2005) to May 31, 2008 and May 31, 2007, the Company had net losses of $12,294 and $5,294, respectively. These losses were mostly due to legal, accounting, audit and other professional service fees incurred in relation to the filing of the Company’s Registration Statement on Form 10-SB filed on June 19, 2006 and annual and quarterly reports filed since the effectiveness of such registration statement.

Liabilities. At May 31, 2008, the Company had $2,000 in liabilities, consisting of Accounts Payable, compared to $4,000 at May 31, 2007. The Accounts Payable consists of legal and accounting fees accrued for the preparation and filing the Registration Statement on Form 10-SB filed on June 19, 2006 and annual and quarterly reports filed since the effectiveness of such registration statement.

General and Administrative Expenses. For the fiscal years ended May 31, 2008 and 2007, the Company had general and administrative expenses of $4,500 and $5,194 respectively. From the Company’s date of inception (October 27, 2005) to May 31, 2008 and 2007, the Company had general and administrative expenses of $12,294 and $5,294. These expenses were due to legal, accounting, audit and other professional service fees incurred in relation to the filing of the Company’s Registration Statement on Form 10-SB filed on June 19, 2006 and annual and quarterly reports filed since the effectiveness of such registration statement.

Liquidity and Capital Resources

At May 31, 2008 and 2007, the Company had total assets equal to $0 and $1,500, respectively. The Company’s current liabilities at May 31, 2008 and 2007 totaled $2,000 and $4,000, respectively, comprised accounts payable.

The following is a summary of the Company's cash flows from operating, investing, and financing activities:

For the Fiscal Years Ended May 31, 2008 and 2007

	For the Fiscal Year Ended May 31,		Period from October 26, 2005 (Inception) to May 31,
	2008 (Audited)	2007 (Audited)	2008 (Audited)	2007 (Audited)

Cash Used in Operating activities	$5,000	$2,694	$9,794	$2,794
Investing activities	$0	$0	$0	$0
Cash Provided from Financing activities	$5,000	$2,694	$9,794	$2,794

Net effect on cash	$0	$0	$0	$0

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

At May 31, 2008, the Company had no capital resources to fund administrative expenses pending acquisition of an operating company.

Off-Balance Sheet Arrangements

The Company does not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on the Company’s financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk.

N/A

Item 8. Financial Statements and Supplementary Data.

The Auditor’s Report, Financial Statements and Notes thereto follow the Signature Page of this Form 10-K and are incorporated by reference herein.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None

Item 9A(T). Controls and Procedures

Disclosure Controls and Procedures

Disclosure controls and procedures are designed with the objective of ensuring that information required to be disclosed in our reports filed under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures are designed with the objective of ensuring that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

Evaluation of Disclosure Controls and Procedures

The Company’s Management evaluated, with the participation of our principal executive and principal financial officers, or persons performing similar functions, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act), as of the end of fiscal year ended May 31, 2008. Management has concluded that the Company’s disclosure controls and procedures are effective.

Changes in Disclosure Controls and Procedures

There have been no changes in our disclosure controls and procedures during the fourth quarter of the fiscal year ended May 31, 2008 that have materially affected, or are reasonably likely to materially affect our disclosure controls and procedures.

Management’s Report on Internal Control over Financial Reporting

Our Management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rule 13a-15(f) under the Exchange Act. Internal control over financial reporting refers to a process designed by, or under the supervision of, our principal executive officers and principal financial officers, or persons performing similar functions, and effected by our Board, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in connection with generally accepted accounting principles, including those policies and procedures that:

-	pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of our assets;

-
provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that our receipts and expenditures are being made only in accordance with authorizations of our management and directors; and

-
provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on our consolidated financial statements.

In connection with the Company’s Annual Report on Form 10-K for the fiscal year ended May 31, 2008, Management evaluated the Company’s internal control over financial reporting using the framework set forth in the Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Management has concluded that the Company’s internal control over financial reporting is effective.

Changes in Internal Control over Financial Reporting.

There were no changes in our internal controls over financial reporting that occurred during the fourth fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

This Annual Report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the Company to provide only management’s report in this annual report.

Item 9B. Other Information

Subsequent Event; Changes in Control of Registrant

On July 7, 2008 (the “Effective Date”), pursuant to the terms of a Stock Purchase Agreement (the “Agreement”), Broad Street Ventures, LLC, a limited liability company formed in the State of Colorado (“BSV”) purchased a total of 96,000 shares of the issued and outstanding common stock of Grace 2, Inc., a Delaware corporation (the “Company”), from Getting You There, LLC, the sole shareholder of the Company (“GYT”). The total of 96,000 shares represents 96% of the shares of outstanding common stock of the Company (the “Acquisition”).

Also, as part of the Acquisition and pursuant to the Agreement, the following changes to the Company’s directors and officers occurred:

o	Virginia K. Sourlis resigned as the Company’s President, Chief Executive Officer,
Chief Financial Officer and Secretary and Sole Director effective July 18, 2008.

o	As of July 18 2008, Douglas Dyer was appointed as the Company’s President and Sole Director.

Part III

Item 10. Directors, Executive Officers and Corporate Governance.

(a) Identification of Directors, Executive Officers, Promoters, and Control Persons.

Name	Age	Position	Term
Virginia K. Sourlis	44	President and Sole Director	October 27, 2005 – July 18, 2008

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

Virginia K. Sourlis, Esq. studied at Oxford University, England, graduated from Stanford University, California and received her MBA and JD from Villanova University, Pennsylvania. Virginia served as an arbitrator and chairperson for the National Association of Securities Dealers, Inc. (“NASD”) and New York Stock Exchange (“NYSE”), and is a Director of the Eastern Monmouth Area Chamber of Commerce, and a member of the New Jersey Bar Association, Monmouth Bar Association, ACCA, ABA and NJCCA, received a full scholarship to Stanford University, Palo Alto, CA, an All American Collegiate basketball player at Stanford University (point guard), an Olympic basketball finalist, a retired professional basketball player, All-American high school basketball player, and retired high school basketball uniform (#10).

The term of office of each director expires at the Company’s annual meeting of stockholders or until their successors are duly elected and qualified. Directors are not compensated for serving as such. Officers serve at the discretion of the Board of Directors.

In connection with the acquisition of the Registrant by Broad Street Ventures, LLC, Virginia K. Sourlis resigned as the Company’s President, Chief Executive Officer, Chief Financial Officer and Secretary and Sole Director effective July 18, 2008. The resignation is not the result of any disagreement with the Company on any matter relating to the Company’s operations, policies or practices.

As of July 18, 2008, Douglas Dyer was appointed as the Company’s President and Sole Director.

Douglas A. Dyer, Director and President. Mr. Dyer has been a founder and owner of Broad Street Ventures, LLC, an investment banking and venture capital firm which invests in businesses and assists businesses with locating sources of debt and equity financing. Prior to joining Broad Street, Mr. Dyer was a licensed representative, holding a Series 7 license, with several securities firms, including First Allied Securities, Inc. (1994-1996); Keogler Morgan, Inc. (1992-1994); Mid Atlantic Securities, Inc. (1991-1992); and Raymond James and Associates, Inc. (1986-1991).Mr. Dyer has a Bachelor of Science degree in Finance from the University of Tennessee at Chattanooga.

No transactions occurred in the last two years other than the aforementioned to which the Company was a party in which any director or officer had or is to have a direct or indirect material interest.

(b) Significant Employees. None

(c) Family Relationships. None

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

Based solely on the Company’s review of the copies of the forms received by it during the period from October 27, 2005 (inception) to May 31, 2008 and written representations that no other reports were required, the Company believes that no person who, at any time during such fiscal year, was a director, officer or beneficial owner of more than 10% of the Company’s common stock failed to comply with all Section 16(a) filing requirements during such fiscal year.

CODE OF ETHICS

We have not adopted a Code of Business Conduct and Ethics that applies to our principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions in that our officers and directors serves in all the above capacities. The Code of Business Conduct and Ethics has not been adopted because the Company has no operations and we do not believe that such Codes are necessary at this time. If in the future, the Board of Directors believes such Codes are warrant, it will adopt a Code of Ethics and Business Conduct.

Item 11. Executive Compensation.

We did not pay any compensation to Virginia K. Sourlis, the Company’s President, during the last two fiscal years ended May 31, 2008 and 2007.

Director Compensation

We do not currently pay any cash fees to our directors, but we pay directors’ expenses in attending board meetings. During the period October 27, 2005 (inception) to May 31, 2008, no director expenses were incurred.

Employment Agreements

The Company is not a party to any employment agreements.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following tables set forth certain information as of September 9, 2008, regarding (i) each person known by the Company to be the beneficial owner of more than 5% of the outstanding shares of Common Stock, (ii) each director, nominee and executive officer of the Company and (iii) all officers and directors as a group.

Name and Address	Amount of Beneficial Ownership		Percentage of Class

Douglas A. Dyer CEO and Chairman 735 Broad Street Ventures Suite 400 Chattanooga, TN 37402	96,000	(1)	96%

James H. Brennan III 735 Broad Street Ventures Suite 400 Chattanooga, TN 37402	96,000	(1)	96%

All officers and directors as a group (1 person)	96,000		96%

(1)	Held by Broad Street Ventures, LLC, of which Douglas A. Dyer and James H. Brennan III share voting and dispositive control.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

Except as otherwise indicated herein, there have been no related party transactions, or any other transactions or relationships required to be disclosed pursuant to Item 404 of Regulation S-K.

Director Independence

Douglas A. Dyer, the sole director of the Company’s board of directors, is not deemed to be independent.

Item 14. Principal Accountant Fees and Services.

Conner & Associates, PC (“Conner”) is the Company’s independent registered public accounting firm.

AUDIT FEES

The aggregate fees billed by Conner for professional services rendered for the audit of our annual financial statements and review of financial statements included in our Form 10-K or services that are normally provided in connection with statutory and regulatory filings were $4,500 for the fiscal year ended May 31, 2008 and $4,500 for the fiscal year ended May 31, 2007.

AUDIT-RELATED FEES

Conner’s fees billed for assurance and related services related to the audit or review of the Company’s financial statements were $0 for the fiscal years ended May 31, 2008 and 2007.

TAX FEES

Conner’s fees billed for professional services for tax compliance, tax advice, and tax planning were $0 for the fiscal years ended May 31, 2008 and 2007.

ALL OTHER FEES

Conner’s fees billed for other products and services were $0 for the fiscal years ended May 31, 2008 and 2007.

Item 15. Exhibits, Financial Statement Schedules.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors
Grace 2, Inc.
A Development Stage Company

We have audited the accompanying balance sheets of Grace 2, Inc., a development stage company, as of May 31, 2008 and 2007 and the related statements of operations, changes in stockholder’s equity and cash flows for the years ended then ended and the period October 27, 2005 (inception) through May 31, 2008, respectively. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Grace 2, Inc., a development stage company, as of May 31, 2008 and the results of its operations and its cash flows for the period October 27, 2005 (inception) through May 31, 2008, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Notes 1 & 7 to the financial statements, the Company is in the development stage and has not commenced operations. Its ability to continue as a going concern is dependent upon its ability to develop additional sources of capital, locate and complete a merger with another company and ultimately achieve profitable operations. These conditions raise substantial doubt about its ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Conner & Associates, PC

CONNER & ASSOCIATES, PC

Newtown, Pennsylvania

09 September 2008

GRACE 2, INC.
A DEVELOPMENT STAGE COMPANY
BALANCE SHEETS

	05/31/2008	05/31/2007
ASSETS
Current assets

Prepaid expenses	$-	$1,500

Total assets	-	1,500

LIABILITIES AND STOCKHOLDER'S EQUITY

Current liabilities

Accounts payable	2,000	4,000

Total liabilities	2,000	4,000

Commitment and contingencies	-	-

Stockholder's equity (deficit)
Preferred stock, $.0001 par value,
authorized 10,000,000 shares, none issued	-	-
Common stock, $.0001 par value,
authorized 100,000,000 shares
100,000 issued and outstanding	10	10

Additional paid-in capital	7,784	2,784

Deficit accumulated during the development stage	(9,794)	(5,294)

Total stockholder's equity (deficit)	(2,000)	(2,500)

Total liabilities and stockholder's equity (deficit)	$-	$1,500

See accompanying notes

GRACE 2, INC.
A DEVELOPMENT STAGE COMPANY
STATEMENTS OF OPERATIONS

			For the period	For the period
	For the year	For the year	October 27, 2005	October 27, 2005
	ended	ended	(Inception) to	(Inception) to
	May 31, 2008	May 31, 2007	May 31, 2007	May 31, 2008

Net sales	$-	$-	$-	$-

Cost of sales	-	-	-	-

Gross profit	-	-	-	-

General and administrative expenses	4,500	5,194	5,294	12,294

Net loss	$(4,500)	$(5,194)	$(5,294)	$(12,294)

Weighted average number of
common shares outstanding
(basic and fully diluted)	100,000	100,000	100,000	100,000

Basic and diluted (loss) per
common share	$(0.05)	$(0.05)	$(0.05)	$(0.12)

See accompanying notes

GRACE 2, INC.
A DEVELOPMENT STAGE COMPANY
STATEMENTS OF CHANGES IN STOCKHOLDER'S EQUITY (DEFICIT)

				Deficit
				Accumulated
			Additional	During the	Stockholder's
	Common Stock		Paid-In	Development	Equity
	Shares	Amount	Capital	Stage	(Deficit)

Balance - October 27, 2005	-	$-	$-	$-	$-

Issuance of common shares	100,000	10	90	-	100

Net loss	-	-	-	(100)	(100)

Balance, June 02, 2006 (1)	100,000	$10	$90	$(100)	$-

Capital contributions - shareholder	-	-	2,694	-	2,694

Net (loss)	-	-	-	(5,194)	(5,194)

Balance, May 31, 2007	100,000	$10	$2,784	$(5,294)	$(2,500)

Capital contributions - shareholder	-	-	5,000	-	5,000

Net loss	-	-	-	(4,500)	(4,500)

Balance, May 31, 2008	100,000	$10	$7,784	$(9,794)	$(2,000)

(1) restated for comparison purposes

See accompanying notes

GRACE 2, INC.
A DEVELOPMENT STAGE COMPANY
STATEMENTS OF CASH FLOWS

			Period from	Period from
	For the year	For the year	October 27, 2005	October 27, 2005
	ended	ended	(inception ) to	(inception ) to
	May 31, 2008	May 31, 2007	May 31, 2007	May 31, 2008

Cash flows from operating activities

Net (loss)	$(4,500)	$(5,194)	$(5,294)	$(9,794)

Adjustments to reconcile net (loss) to net
cash used in operating activities:
(Increase) decrease in prepaid expenses	1,500	(1,500)	(1,500)	-
Increase (decrease) in accounts payable	(2,000)	4,000	4,000	-

Net cash (used in) operating activities	(5,000)	(2,694)	(2,794)	(9,794)

Cash flows from financing activities
Proceeds from issuance of common stock	-	-	100	10
Proceeds from additional capital contributions	5,000	2,694	2,694	9,784

Net cash provided by financing activities	5,000	2,694	2,794	9,794

Net increase in cash and cash equivalents	-	-	-	-

Cash - beginning of period	-	-	-	-

Cash - end of period	$-	$-	$-	$-

Supplemental disclosure of cash flow information:
Taxes paid	-	-	-

Interest paid	$-	$-	$-	$

See accompanying notes

GRACE 2, INC.
A DEVELOPMENT STAGE COMPANY
NOTES TO FINANCIAL STATEMENTS
May 31, 2008 and 2007

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

b.
Cash and Cash Equivalents - For purposes of the statement of cash flows, the Company considers highly liquid financial instruments purchased with a maturity of three months or less to be cash equivalents. For the period October 27, 2005 (inception) through May 31, 2008, the Company did not maintain any bank accounts.

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

NOTE 4. COMMON STOCK

The Company is authorized to issue 100,000,000 shares of common stock. On October 27, 2005, the Company issued 100,000 shares of common stock for total consideration of $100 to the sole shareholder of the Company. See Note 8 for subsequent event.

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

NOTE 5. RELATED PARTY TRANSACTION

The Company utilizes the office space and equipment of its President at no cost. Management estimates such amounts to be immaterial.

NOTE 6.   INCOME TAXES

The Company has approximately $4,000 in gross deferred tax assets at May 31, 2008, resulting from net operating loss carry forwards. A valuation allowance has been recorded to fully offset these deferred tax assets because the future realization of the related income tax benefits is uncertain. Accordingly, the net provision for income taxes is zero for the period October 27, 2005 (inception) to May 31, 2008. At May 31, 2008, the Company has federal net operating loss carry forwards of approximately $9,794 available to offset future taxable income through 2026.

For the period October 27, 2005 (inception) to May 31, 2008, the difference between the tax provision at the statutory federal income tax rate and the tax provision attributable to loss before income taxes is as follows (in percentages):

Statutory federal income tax rate	-34%
State taxes - net of federal benefits	-5%
Valuation allowance	39%

Income tax rate – net	0%

The stock purchase transaction that took place in July 2008 (see Note 8) affects a change in control of the Company, and as such the federal net operating loss carryforwards as of the date of the transaction are limited under Section 382 of the Internal Revenue Code.

NOTE 7. GOING CONCERN

The Company’s financial statements have been presented on the basis that it is a going concern in the development stage, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As of the date of these financial statements, the Company has made no efforts to identify a possible business combination.

The Company’s shareholders shall fund the Company’s activities while the Company takes steps to locate and negotiate with a business entity through acquisition, or merger with, an existing company; however, there can be no assurance these activities will be successful.

NOTE 8. SUBSEQUENT EVENT

On July 7, 2008 (the “Effective Date”), pursuant to the terms of a Stock Purchase Agreement, Broad Street Ventures, LLC, a limited liability company formed in the State of Colorado purchased a total of 96,000 shares of the issued and outstanding common stock of the Company from Getting You There, LLC, then the sole shareholder of the Company. The total of 96,000 shares represents 96% of the shares of outstanding common stock of the Company (the “Acquisition”).

Exhibit Index

Exhibit No.:	Description:

2.1(1)
Stock Purchase Agreement, by and among Getting You There, LLC, a New Jersey limited liability company, as Selling Shareholder, and Broad Street Ventures, LLC, a Colorado corporation, as Purchaser, dated as of July 7, 2008

3.1(2)	Certificate of Incorporation, as filed with the Delaware Secretary of State on October 27, 2005

3.2(2)	By-Laws

31.1
Certification of the Company’s Principal Executive Officer and Principal Financial Officer pursuant to Section 302 of Sarbanes Oxley Act of 2002, with respect to the Company’s Annual Report on Form 10-K for the year ended May 31, 2008

32.1	Certification of the Company’s Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002

(1)	Filed as an exhibit to the Company’s Current Report on Form 8-K, as filed with the Securities and Exchange Commission on July 8, 2008, and incorporated herein by this reference.
(2)	Filed as an exhibit to the Company’s Registration Statement on Form 10-SB, as filed with the Securities and Exchange Commission on June 19, 2006, and incorporated herein by this reference.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GRACE 2, INC.

Dated: September 9, 2008	By:	/s/ Douglas A. Dyer
Douglas A. Dyer
President (Principal Executive Officer) (Principal Financial Officer)

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated.

Name	Title	Date

/s/ Douglas A. Dyer	President and Sole Director	September 9, 2008
Douglas A. Dyer	(Principal Executive Officer) (Principal Financial Officer)