Form 10-Q
period 2008-08-31
Grace 2, Inc.
filed 2008-10-08
CIK 1366541

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended August 31, 2008

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ______ to ________

Commission File No. 000-52062

GRACE 2, INC.
(Exact name of registrant as specified in its charter)

Delaware	20-3708500
(State or other jurisdiction of (I.R.S.	Employer
incorporation or formation)	Identification No.)

735 Broad Street, Suite 400
Chattanoga, TN 37402
(Address of principal executive offices)  (Zip Code)

Issuer’s telephone number:  (423) 265-5062

N/A
(Former name, former address and former fiscal year, if changed since last report)

Copies to:
The Sourlis Law Firm
Virginia K. Sourlis, Esq.
The Galleria
2 Bridge Avenue
Red Bank, New Jersey 07701
 (732) 530-9007
www.SourlisLaw.com

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange act of 1934 during the preceding 12 months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☒ Yes ☐ No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer,” "non-accelerated filer" and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☒ Yes  ☐ No

State the number of shares outstanding of each of the issuer's classes of common equity, as of October 8, 2008: 100,000 shares of common stock, par value $.0001 per share.

Transitional Small Business Disclosure Format (check one): ☐ Yes ☒ No

GRACE 2, INC.
A DEVELOPMENT STAGE COMPANY
INDEX
August 31, 2008

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

GRACE 2, INC.
A DEVELOPMENT STAGE COMPANY
BALANCE SHEETS

	August 31, 2008	May 31, 2008
	(Unaudited)	(Audited)
Assets
Total assets	$-	$-

LIABILITIES AND STOCKHOLDER'S EQUITY

Current liabilities
Accounts payable	8,500	2,000
Total liabilities	8,500	2,000

Commitment and contingencies	-	-

Stockholder's equity (deficit)
Preferred stock, $.0001 par value, authorized 10,000,000 shares, none issued	-	-
Common stock, $.0001 par value, authorized 100,000,000 shares 100,000 issued and outstanding	10	10
Additional paid-in capital	9,784	7,784
Deficit accumulated during the development stage	(18,294)	(9,794)
Total stockholder's equity (deficit)	(8,500)	(2,000)
Total liabilities and stockholder's equity (deficit)	$-	$-

The financial information presented herein has been prepared by management without audit by independent certified public accountants.

The accompanying notes should be read in conjunction with the financial statements.

GRACE 2, INC.
A DEVELOPMENT STAGE COMPANY
STATEMENTS OF OPERATIONS

	For the three months ended August 31, 2008	For the three months ended August 31, 2007	For the period October 27, 2005 (Inception) to August 31, 2008
	(Unaudited)	(Unaudited)	(Unaudited)

Net sales	$-	$-	$-

Cost of sales	-	-	-

Gross profit	-	-	-

General and administrative expenses	8,500	750	18,294

Net loss	$(8,500)	$(750)	$(18,294)

Weighted average number of common shares outstanding (basic and fully diluted)	100,000	100,000	100,000

Basic and diluted (loss) per common share	$(0.09)	$(0.01)	$(0.18)

The financial information presented herein has been prepared by management without audit by independent certified public accountants.

The accompanying notes should be read in conjunction with the financial statements.

GRACE 2, INC.
A DEVELOPMENT STAGE COMPANY
STATEMENTS OF CHANGES IN STOCKHOLDER'S EQUITY (DEFICIT)
FOR THE PERIOD OCTOBER 27, 2005 (INCEPTION) TO AUGUST 31,2008
(Unaudited)

	Common Stock		Additional Paid-In	Deficit Accumulated During the Development	Stockholder's Equity
	Shares	Amount	Capital	Stage	(Deficit)

Balance - October 27, 2005	-	$-	$-	$-	$-
Issuance of common shares	100,000	10	90	-	100
Net loss	-	-	-	(100)	(100)

Balance, June 02, 2006 (1)	100,000	10	$90	(100)	-
Capital contributions - shareholder	-	-	2,694	-	2,694
Net (loss)	-	-	-	(5,194)	(5,194)
Balance, May 31, 2007	100,000	10	$2,784	(5,294)	(2,500)

Capital contributions - shareholder	-	-	5,000	-	5,000
Net loss	-	-	-	(4,500)	(4,500)
Balance, May 31, 2008	100,000	10	$7,784	(9,794)	(2,000)

Capital contributions - shareholder			2,000	-	2,000
Net loss				(8,500)	(8,500)
Balance, August 31, 2008	100,000	$10	$9,784	$(18,294)	$(8,500)

(1) restated for comparison purposes

The financial information presented herein has been prepared by management without audit by independent certified public accountants.

The accompanying notes should be read in conjunction with the financial statements.

GRACE 2, INC.
A DEVELOPMENT STAGE COMPANY
STATEMENTS OF CASH FLOWS

	For the three months ended August 31, 2008	For the three months ended August 31, 2007	Period from October 27, 2005 (inception ) to August 31, 2008
	(Unaudited)	(Unaudited)	(Unaudited)
Cash flows from operating activities
Net (loss)	$(8,500)	$(750)	$(18,294)

Adjustments to reconcile net (loss) to net cash used in operating activities:
(Increase) decrease in prepaid expenses	-	1,500	-
Increase (decrease) in accounts payable	6,500	(1,571)	6,500

Net cash (used in) operating activities	(2,000)	(821)	(11,794)

Cash flows from financing activities
Proceeds from issuance of common stock	-	-	10
Proceeds from additional capital contributions	2,000	821	11,784

Net cash provided by financing activities	2,000	821	11,794

Net increase in cash and cash equivalents	-	-	-

Cash - beginning of period	-	-	-

Cash - end of period	$-	$-	$-

Supplemental disclosure of cash flow information:
Taxes paid	-	-	-
Interest paid	$-	$-	$-

The financial information presented herein has been prepared by management without audit by independent certified public accountants.

The accompanying notes should be read in conjunction with the financial statements.

Financial Statements and Notes Thereto

GRACE 2, INC.
A DEVELOPMENT STAGE COMPANY
NOTES TO FINANCIAL STATEMENTS
August 31, 2008
(Unaudited)

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

b.
Cash and Cash Equivalents - For purposes of the statement of cash flows, the Company considers highly liquid financial instruments purchased with a maturity of three months or less to be cash equivalents. For the period October 27, 2005 (inception) through August 31, 2008, the Company did not maintain any bank accounts.

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

NOTE 6. INCOME TAXES

The Company has approximately $7,136 in gross deferred tax assets at August 31, 2008, resulting from net operating loss carry forwards. A valuation allowance has been recorded to fully offset these deferred tax assets because the future realization of the related income tax benefits is uncertain. Accordingly, the net provision for income taxes is zero for the period October 27, 2005 (inception) to August 31, 2008. At August 31, 2008, the Company has federal net operating loss carry forwards of approximately $18,294 available to offset future taxable income through 2026.

For the period October 27, 2005 (inception) to August 31, 2008, the difference between the tax provision at the statutory federal income tax rate and the tax provision attributable to loss before income taxes is as follows (in percentages):

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

NOTE 8. CAPITAL STOCK

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

Also, as part of the Acquisition and pursuant to the Agreement, the following changes to the Company’s directors and officers occurred:

o	Virginia K. Sourlis resigned as the Company’s President, Chief Executive Officer,
Chief Financial Officer and Secretary and Sole Director effective July 18, 2008.

o	As of July 18, 2008, Douglas Dyer was appointed as the Company’s President and Sole Director.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

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

Since our formation on October 27, 2005 through the date of this filing, our purpose has been to effect a business combination with an operating business which we believe has significant growth potential. We are currently considered to be a “blank check” company in as much as we have no specific business plans, no operations, revenues or employees. We currently have no definitive agreements or understanding with any prospective business combination candidates and have not targeted any business for investigation and evaluation nor are there any assurances that we will find a suitable business with which to combine. The implementation of our business objectives is wholly contingent upon a business combination and/or the successful sale of securities in the company.

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

Also, as part of the Acquisition and pursuant to the Agreement, the following changes to the Company’s directors and officers occurred:

o	Virginia K. Sourlis resigned as the Company’s President, Chief Executive Officer,
Chief Financial Officer and Secretary and Sole Director effective July 18, 2008.

o	As of July 18, 2008, Douglas Dyer was appointed as the Company’s President and Sole Director.

Results of Operations

Comparison of Three Months Ended August 31, 2008 and 2007

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

Assets. At August 31, 2008, the Company had $0 in assets, compared to $0 at May 31, 2008. The Company’s Assets consisted of prepaid expenses which were related to SEC audit fees.

Liabilities. At August 31, 2008, the Company had $8,500 in liabilities. At May 31, 2008, the Company had total liabilities of $2,000, consisting of Accounts Payable. The Accounts Payable consists of legal and accounting fees accrued for the preparation and filing the Registration Statement on Form 10-SB filed on June 19, 2006 and annual and quarterly reports filed since the effectiveness of such registration statement.

Revenues. For the three months ended August 31, 2008 and 2007 and for the period from October 27, 2005 (Inception) to August 31, 2008, the Company had no activities that produced revenues from operations.

Net Loss. For the three months ended August 31, 2008 and 2007, the Company had a net loss of $8,500 and $750, respectively. From the Company’s date of inception (October 27, 2005) to August 31, 2008, the Company had net losses of $18,294. These losses were mostly due to legal, accounting, audit and other professional service fees incurred in relation to the filing of the Company’s Registration Statement on Form 10-SB filed on June 19, 2006 and annual and quarterly reports filed since the effectiveness of such registration statement.

General and Administrative Expenses. For the three months ended August 31, 2008 and 2007, the Company had general and administrative expenses of $8,500 and $750, respectively. From the Company’s date of inception (October 27, 2005) to August 31, 2008; the Company had general and administrative expenses of $18,294. These expenses were due to legal, accounting, audit and other professional service fees incurred in relation to the filing of the Company’s Registration Statement on Form 10-SB filed on June 19, 2006 and annual and quarterly reports filed since the effectiveness of such registration statement.

Liquidity and Capital Resources

At August 31, 2008 and May 31, 2008, the Company had total assets equal to $0, respectively. The Company’s current liabilities at August 31, 2008 and May 31, 2008 totaled $8,500 and $2,000, respectively, comprised of accounts payable.

The following is a summary of the Company's cash flows from operating, investing, and financing activities:

For the Three Months Ended August 31, 2008 and 2007and
For the Period from October 26, 2005 (Inception) to August 31, 2008.

	For the Three Months Ended August 31,		Period from October 26, 2005 (Inception) to August 31,
	2008 (Unaudited)	2007 (Unaudited)	2008 (Unaudited)

Cash Used in Operating activities	$(2,000)	$(821)	$(11,794)
Investing activities	$0	$0	$0
Cash Provided from Financing activities	$2,000	$821	$11,794

Net effect on cash	$0	$0	$0

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

At August 31, 2008, the Company had no capital resources to fund administrative expenses pending acquisition of an operating company.

Off-Balance Sheet Arrangements

The Company does not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on the Company’s financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors.

Item 3. Quantitative and Qualitative Disclosure about Market Risk.

N/A

Item 4T. Controls and Procedures.

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

As of August 31, 2008, we carried out an evaluation, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective.

Changes in internal controls.

There have been no changes in our internal controls or in other factors that could significantly affect these controls and procedures during the quarter ended August 31, 2008.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

The Company is currently not a party to any pending legal proceedings and no such action by or to the best of its knowledge, against the Company has been threatened.

Item 1A. Risk Factors.

N/A

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

The Company issued a total of 100,000 shares of Common Stock on October 27, 2005, to Getting You There, LLC, an entity owned by Virginia K. Sourlis, the sole officer and director of the Company, for aggregate cash consideration of $100. The Company sold these shares of Common Stock under the exemption from registration provided by Section 4(2) of the Securities Act of 1933, as amended.

Item 3. Defaults upon Senior Securities.

None

Item 4. Submission of Matters to a Vote of Security Holders.

No matter was submitted during the quarter ending August 31, 2008, covered by this report to a vote of the Company's shareholders, through the solicitation of proxies or otherwise.

Item 5. Other Information.

None

Item 6. Exhibits.

Exhibit No.:	Description:

2.1(1)
Stock Purchase Agreement, by and among Getting You There, LLC, a New Jersey limited liability company, as Selling Shareholder, and Broad Street Ventures, LLC, a Colorado corporation, as Purchaser, dated as of July 7, 2008

31.1	Certification of the Company’s Principal Executive Officer and Principal Financial Officer pursuant to Section 302 of Sarbanes Oxley Act of 2002

32.1	Certification of the Company’s Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002

Footnotes:

(1)	Filed as an exhibit to the Company’s Current Report on Form 8-K, as filed with the Securities and Exchange Commission on July 8, 2008, and incorporated by reference herein.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, there unto duly authorized.

GRACE 2, INC.

Dated: October 8, 2008	By:	/s/ Douglas A. Dyer
Douglas A. Dyer President (Principal Executive Officer) (Principal Financial Officer)