Form 10-Q
period 2008-11-30
Grace 2, Inc.
filed 2008-12-17
CIK 1366541

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended November 30, 2008

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

State the number of shares outstanding of each of the issuer's classes of common equity, as of December 17, 2008: 100,000 shares of common stock, par value $.0001 per share.

Transitional Small Business Disclosure Format (check one): ☐ Yes ☒ No

TABLE OF CONTENTS

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

GRACE 2, INC.
A DEVELOPMENT STAGE COMPANY
BALANCE SHEETS

	November 30, 2008	May 31, 2008
Assets	(Unaudited)	(Audited)
Prepaid expenses	$-	$-
Total assets	-	-

Liabilities and stockholder's equity (deficit)
Current liabilities
Accounts payable	2,750	2,000
Shareholders advances	7,750	-
Total liabilities	10,500	2,000

Commitment and contingencies	-	-

Stockholder's equity (deficit)
Preferred stock, $.0001 par value,
authorized 10,000,000 shares, none issued	-	-
Common stock, $.0001 par value,
authorized 100,000,000 shares
100,000 issued and outstanding	10	10
Additional paid-in capital	9,784	7,784
Deficit accumulated during the development stage	(20,294)	(9,794)
Total stockholder's equity (deficit)	(10,500)	(2,000)
Total liabilities and stockholder's equity (deficit)	$-	$-

The financial information presented herein has been prepared by management without audit by independent certified public accountants.

The accompanying notes should be read in conjunction with the financial statements.

GRACE 2, INC.
A DEVELOPMENT STAGE COMPANY
STATEMENTS OF OPERATIONS

					For the period
	For the three	For the three	For the six	For the six	October 27, 2005
	months ended	months ended	months ended	months ended	(Inception) to
	November 30, 2008	November 30, 2007	November 30, 2008	November 30, 2007	November 30, 2008
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

Net sales	$-	$-	$-	$-	$-

Cost of sales	-	-	-	-	-

Gross profit	-	-	-	-	-

General and administrative expenses	2,000	500	10,500	1,250	20,294

Net loss	$(2,000)	$(500)	$(10,500)	$(1,250)	$(20,294)

Weighted average number of
common shares outstanding
(basic and fully diluted)	100,000	100,000	100,000	100,000	100,000

Basic and diluted (loss) per common share	$(0.020)	$(0.005)	$(0.105)	$(0.013)	$(0.203)

The financial information presented herein has been prepared by management without audit by independent certified public accountants.

The accompanying notes should be read in conjunction with the financial statements.

GRACE 2, INC.
A DEVELOPMENT STAGE COMPANY
STATEMENTS OF CHANGES IN STOCKHOLDER'S EQUITY (DEFICIT)

				Deficit
				Accumulated
			Additional	During the	Stockholder's
	Common Stock		Paid-In	Development	Equity
	Shares	Amount	Capital	Stage	(Deficit)
Balance - October 27, 2005	-	$-	$-	$-	$-
Issuance of common shares	100,000	10	90	-	100

Net loss	-	-	-	(100)	(100)

Balance, June 02, 2006 (1)	100,000	$10	$90	$(100)	$-
Capital contributions - shareholder	-	-	2,694	-	2,694

Net (loss)	-	-	-	(5,194)	(5,194)

Balance, May 31, 2007	100,000	$10	$2,784	$(5,294)	$(2,500)
Capital contributions - shareholder	-	-	5,000	-	5,000

Net loss	-	-	-	(4,500)	(4,500)

Balance, May 31, 2008	100,000	$10	$7,784	$(9,794)	$(2,000)
Capital contributions - shareholder			2,000	-	2,000

Net loss				(10,500)	(10,500)

Balance, November 30, 2008	100,000	$10	$9,784	$(20,294)	$(10,500)

(1) restated for comparison purposes

The financial information presented herein has been prepared by management without audit by independent certified public accountants.

The accompanying notes should be read in conjunction with the financial statements.

GRACE 2, INC.
A DEVELOPMENT STAGE COMPANY
STATEMENTS OF CASH FLOWS

					Period from
	For the three	For the three	For the six	For the six	October 27, 2005
	months ended	months ended	months ended	months ended	(inception ) to
	November 30, 2008	November 30, 2007	November 30, 2008	November 30, 2007	November 30, 2008
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

Cash flows from operating activities
Net (loss)	$(2,000)	$(500)	$(10,500)	$(1,250)	(20,294)

Adjustments to reconcile net (loss) to net
cash used in operating activities:
(Increase) decrease in prepaid expenses	-	-	-	1,500	-
Increase (decrease) in accounts payable	(5,750)	-	750	(2,786)	2,750

Net cash (used in) operating activities	(7,750)	(500)	(9,750)	(2,536)	(17,544)

Cash flows from financing activities
Proceeds from shareholders loan	7,750	-	7,750		7,750
Proceeds from issuance of common stock	-	-	-	-	10
Proceeds from additional capital contributions	-	500	2,000	2,536	9,784

Net cash provided by financing activities	7,750	500	9,750	2,536	17,544

Net increase in cash and cash equivalents	-	-	-	-	-

Cash - beginning of period	-	-	-	-	-

Cash - end of period	$-	$-	$-	$-	-

Supplemental disclosure of cash flow information:
Taxes paid	-	-	-	-	-
Interest paid	$-	$-	$-	$-	-

The financial information presented herein has been prepared by management without audit by independent certified public accountants.

The accompanying notes should be read in conjunction with the financial statements.

GRACE 2, INC.
A DEVELOPMENT STAGE COMPANY
NOTES TO FINANCIAL STATEMENTS
November 30, 2008

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

b.
Cash and Cash Equivalents - For purposes of the statement of cash flows, the Company considers highly liquid financial instruments purchased with a maturity of three months or less to be cash equivalents. For the period October 27, 2005 (inception) through November 30, 2008, the Company did not maintain any bank accounts.

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

NOTE 6. INCOME TAXES

The Company has approximately $8,118 in gross deferred tax assets at November 30, 2008, resulting from net operating loss carry forwards. A valuation allowance has been recorded to fully offset these deferred tax assets because the future realization of the related income tax benefits is uncertain. Accordingly, the net provision for income taxes is zero for the period October 27, 2005 (inception) to November 30, 2008. At November 30, 2008, the Company has federal net operating loss carry forwards of approximately $20,294 available to offset future taxable income through 2026.

For the period October 27, 2005 (inception) to November 30, 2008, the difference between the tax provision at the statutory federal income tax rate and the tax provision attributable to loss before income taxes is as follows (in percentages):

Statutory federal income tax rate	-34%
State taxes - net of federal benefits	-5%
Valuation allowance	39%

Income tax rate – net	0%

Net change in valuation was $800.

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

The Company’s management will supervise the search for target companies as potential candidates for a business combination. The Company may enter into agreements with other consultants to assist in locating a target company and may share stock received by it or cash resulting from the sale of its securities with such other consultants.

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

Also, as part of the Acquisition and pursuant to the Agreement, the following changes to the Company’s directors and officers occurred:

■ Virginia K. Sourlis resigned as the Company’s President, Chief Executive Officer,
Chief Financial Officer and Secretary and Sole Director effective July 18, 2008.

■ As of July 18, 2008, Douglas Dyer was appointed as the Company’s President and Sole Director.

Results of Operations

Comparison of Three and Six Months Ended November 30, 2008 and 2007

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

Assets. At November 30, 2008, the Company had $0 in assets, compared to $0 at May 31, 2008.

Liabilities. At November 30, 2008, the Company had $10,500 in liabilities. At May 31, 2008, the Company had total liabilities of $2,000, consisting of Accounts Payable. The Accounts Payable consists of legal and accounting fees accrued for the preparation and filing the Registration Statement on Form 10-SB filed on June 19, 2006 and annual and quarterly reports filed since the effectiveness of such registration statement.

Revenues. For the three and six months ended November 30, 2008 and 2007 and for the period from October 27, 2005 (Inception) to November 30, 2008, the Company had no activities that produced revenues from operations.

Net Loss. For the three months ended November 30, 2008 and 2007, the Company had a net loss of $2,000 and $500, respectively. For the six months ended November 30, 2008 and 2007, the Company had a net loss of $10,500 and $1,250, respectively. From the Company’s date of inception (October 27, 2005) to November 30, 2008, the Company had net losses of $20,294. These losses were mostly due to legal, accounting, audit and other professional service fees incurred in relation to the filing of the Company’s Registration Statement on Form 10-SB filed on June 19, 2006 and annual and quarterly reports filed since the effectiveness of such registration statement.

General and Administrative Expenses. For the three months ended November 30, 2008 and 2007, the Company had general and administrative expenses of $2,000 and $500, respectively. For the six months ended November 30, 2008 and 2007, the Company had general and administrative expenses of $10,500 and $1,250, respectively. From the Company’s date of inception (October 27, 2005) to November 30, 2008, the Company had general and administrative expenses of $20,294.These expenses were primarily due to legal, accounting, audit and other professional service fees incurred in relation to the filing of the Company’s Registration Statement on Form 10-SB filed on June 19, 2006 and annual and quarterly reports filed since the effectiveness of such registration statement.

Liquidity and Capital Resources

At November 30, 2008 and May 31, 2008, the Company had total assets equal to $0, respectively. The Company’s current liabilities at November 30, 2008 and May 31, 2008 totaled $10,500 and $2,000, respectively, comprised of accounts payable.

The following is a summary of the Company's cash flows from operating, investing, and financing activities:

For the Three and Six Months Ended November 30, 2008 and 2007and
For the Period from October 26, 2005 (Inception) to November 30, 2008.

	For the Three Months Ended November 30,		For the Six Months Ended November 30,		Period from October 27, 2005 (Inception) to
	2008 (Unaudited)	2007 (Unaudited)	2008 (Unaudited)	2007 (Unaudited)	November 30, 2008) (Unaudited)
Net Cash (Used In) Operating Activities	$(7,750)	$(500)	$(9,750)	$(2,536)	$(17,544)
Investing Activities	$0	$0	$0	$0	$0
Cash Provided from Financing Activities	$7,750	$500	$9,750	$2,536	$17,544
Net Effect on Cash	$0	$0	$0	$0	$0

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

At November 30, 2008, the Company had no capital resources to fund administrative expenses pending acquisition of an operating company.

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

As of November 30, 2008, we carried out an evaluation, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective.

Changes in internal controls.

There have been no changes in our internal controls or in other factors that could significantly affect these controls and procedures during the quarter ended November 30, 2008.

Limitations on the Effectiveness of Controls

The Company's management does not expect that their disclosure controls or their internal controls over financial reporting will prevent all error and fraud. A control system, no matter how well conceived and operated, can provide only reasonable, but not absolute, assurance that the objectives of a control system are met. Further, any control system reflects limitations on resources, and the benefits of a control system must be considered relative to its costs. These limitations also include the realities that judgments in decision-making can be faulty and that breakdowns can occur because of simple error or mistake.

Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people or by management override of a control. A design of a control system is also based upon certain assumptions about potential future conditions; over time, controls may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and may not be detected.

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

Item 3. Defaults upon Senior Securities.

None

Item 4. Submission of Matters to a Vote of Security Holders.

No matter was submitted during the quarter ending November 30, 2008, covered by this report to a vote of the Company's shareholders, through the solicitation of proxies or otherwise.

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

GRACE 2, INC.

Dated: December 17, 2008	By:	/s/ Douglas A. Dyer
Douglas A. Dyer President (Principal Executive Officer) (Principal Financial Officer)