Form 10-Q
period 2009-11-30
Grace 2, Inc.
filed 2010-01-14
CIK 1366541

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended November 30, 2009

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

As of January 14, 2010, there were 100,000 shares of common stock outstanding and no shares of preferred stock outstanding.

GRACE 2, INC.
A DEVELOPMENT STAGE COMPANY
INDEX
November 30, 2009

TABLE OF CONTENTS

PART I

Item 1. Financial Statements.

A DEVELOPMENT STAGE COMPANY
BALANCE SHEET

	November 30, 2009	5/31/2009
	(Unaudited)	(Audited)
Assets

Total Assets	$-	$-

Liabilities and Stockholders’ Equity (Deficit)

Current Liabilities
Accounts payable	7,025	4,500
Due to shareholder	27,938	16,075
Total liabilities	34,963	20,575

Commitment and contingencies	-	-

Stockholders’ equity (deficit)

Preferred stock $.0001 par value, authorized 10,000,000 shares, none issued
Common stock, $.0001 par value, authorized 100,000,000 shares 100,000 issued and Outstanding	10	10
Additional paid-in capital	9,784	9,784
Deficit accumulated during the developmental stage	(44,757)	(30,369)

Total stockholders’ equity (deficit)	(34,963)	(20,575)

	$	$

GRACE 2, INC.
A DEVELOPMENT STAGE COMPANY
STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT)
FOR THE PERIOD OCTOBER 27, 2005 (INCEPTION) TO NOVEMBER 30, 2009
(Unaudited)

				Deficit
				Accumulated
			Additional	During the	Stockholders'
	Common Stock		Paid-In	Development	Equity
	Shares	Amount	Capital	Stage	(Deficit)

Balance-October 27, 2005	-	$-	$-	$-	$-
Issuance of common shares	100,000	10	90	-	100
Net loss	-	-	-	(100)	(100)

Balance, June 02, 2006(1)	100,000	10	90	(100)	-
Capital contributions-shareholder	-	-	2,694	-	2,694
Net(loss)	-	-	-	(5,194)	(5,194)
Balance, May 31, 2007	100,000	10	2,784	(5,294)	(2,500)

Capital contributions-shareholder		-	5,000	-	5,000
Net(loss)				(4,500)	(4,500)
Balance, May 31, 2008	100,000	10	7,784	(9,794)	(2,000)

Capital contributions-shareholder			2,000		2,000
Net(loss)				(20,575)	(20,575)
Balance, May 31, 2009	100,000	10	9,784	(30,369)	(20,575)

Capital contributions-shareholder
Net(loss)				(14,388)	(14,388)
Balance, November 30, 2009	100,000	$10	$9,784	$(44,757)	$(34,963)

(1)	Restated for comparison purposes

The financial information presented herein has been prepared by management without audit by independent certified public accountants.

The accompanying notes should be read in conjunction with the financial statements.

GRACE 2, INC.
A DEVELEOPMENT STAGE COMPANY
STATEMENT OF OPERATIONS

	For the three	For the three	For the six
	months ended	months ended	months ended
	November 30, 2009	November 30, 2008	November 30, 2009
	(Unaudited)	(Unaudited)	(Unaudited)

Net Sales	$-	$-	$-

Cost of sales	-	-	-
Gross profit	-	-	-

General and administrative expenses	3,525	2,000	14,388
Net loss	(3,525)	(2,000)	(14,388)

Weighted average number of common shares
Outstanding (basic and fully diluted)	100,000	100,000	100,000

Basic and diluted (loss) per common share	$(0.035)	(0.020)	(0.144)

GRACE 2, INC.
A DEVELEOPMENT STAGE COMPANY
STATEMENT OF OPERATIONS

		For the period
	For the six	October 27, 2005
	months ended	(Inception) to
	November 30, 2008	November 30, 2009
	(Unaudited)	(Unaudited)

Net sales	$-	$-

Cost of sales	-	-

Gross Profit	-	-

General and administrative expense	10,500	44,757

Net loss	(10,500)	(44,757)

Weighted average number of common shares
Outstanding (basic and fully diluted)	100,000	100,000

Basic and diluted (loss) per common share	$(0.105)	$(0.448)

The financial information presented herein has be prepared by management without audit by independent certified public accountants.

The accompanying notes should be read in conjunction with the financial statements.

GRACE 2, INC.
A DEVELOPMENT STAGE COMPANY
STATEMENT OF CASH FLOWS

	For the three	For the three	For the six
	months ended	months ended	months ended
	November 30, 2009	November 30, 2008	November 30, 2009
	(Unaudited)	(Unaudited)	(Unaudited)

Cash flows from operating activities
Net (loss)	$(3,525)	$(2,000)	$(14,388)

Adjustments to reconcile net (loss) to net cash
Used in operating activities:
(Increase) decrease in prepaid expenses
Increase (decrease) in accounts payable	(375)	(5,750)	2,525

Net cash (used in) operating activities	(3,900)	(7,750)	(11,863)

Cash flows from financing activities
Proceeds from shareholders loan	3,900	7,750	11,863
Proceeds from issuance of common stock
Proceeds from additional capital contributions

Net cash provided by financing activities	-	-	-

Net increase in cash and cash equivalents	-	-	-

Cash-beginning of period		-	-

Cash-end of period	$-	$-	$-

Supplemental disclosure of cash flow information:
Taxes paid	-	-	-
Interest paid	-	-	-

GRACE 2, INC.
A DEVELOPMENT STAGE COMPANY
STATEMENT OF CASH FLOWS

		For the period
	For the six	October 27, 2005
	months ended	(Inception) to
	November 30, 2008	November 30, 2009
	(Unaudited)	(Unaudited)

Cash flows from operating activities	$(10,500)	$(44,757)
Net (loss)

Adjustments to reconcile net (loss) to net cash
Used in operating activities:
(Increase) decrease in prepaid expenses
Increase (decrease) in accounts payable	750	7,025

Net cash (used in) operating activities	(9,750)	(37,732)

Cash flows from financing activities
Proceeds from shareholders loan	7,750	27,938
Proceeds from issuance of common stock	10
Proceeds from additional capital contributions	2,000	9,784

Net cash provided by financing activities	9,750	37,732

Net cash provided by financing activities	-	-

Net increase in cash and cash equivalents	-	-

Cash-beginning of period	-

Cash-end of period	$-	$-

Supplemental disclosure of cash flow information:
Taxes paid	-	-
Interest paid	-	-

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

Assets. At November 30, 2009, the Company had $0 in assets, compared to $0 at May 31, 2009.

Liabilities. At November 30, 2009, the Company had $34,963 in total liabilities. At May 31, 2009, the Company had total liabilities of $20,575. Total liabilities consisted of Accounts Payable and Amounts due to a Shareholder. The Accounts Payable consists of legal and accounting fees accrued for the preparation and filing the Registration Statement on Form 10-SB filed on June 19, 2006 and annual and quarterly reports filed since the effectiveness of such registration statement. Accounts Payable increased from $4,500 at May 31, 2009 to $7,025 at November 30, 2009.  Amounts due to a Shareholder increased from $16,075 at May 31, 2009 to $27,938 at November 30, 2009.

Comparison of Three Months Ended November 30, 2009 to November 30, 2008

Revenues. For the three months ended November 30, 2009 and November 30, 2008 and for the period from October 27, 2005 (Inception) to November 30, 2009, the Company had no activities that produced revenues from operations.

Net Loss.  For the three month periods ended November 30, 2009 and November 30, 2008, the Company had a net loss of $3,525 and $2,000, respectively. From the Company’s date of inception (October 27, 2005) to November 30, 2009, the Company had net losses of $44,757. These losses were mostly due to legal, accounting, audit and other professional service fees incurred in relation to the filing of the Company’s Registration Statement on Form 10-SB filed on June 19, 2006 and annual and quarterly reports filed since the effectiveness of such registration statement.

General and Administrative Expenses. For the three months ended November 30, 2009 and November 30, 2008, the Company had general and administrative expenses of $3,525 and $2,000, respectively. From the Company’s date of inception (October 27, 2005) to November 30, 2009, the Company had general and administrative expenses of $44,757. These expenses were due to legal, accounting, audit and other professional service fees incurred in relation to the filing of the Company’s Registration Statement on Form 10-SB filed on June 19, 2006 and annual and quarterly reports filed since the effectiveness of such registration statement.

Comparison of Six Months Ended November 30, 2009 to November 30, 2008

Revenues. For the six months ended November 30, 2009 and November 30, 2008 and for the period from October 27, 2005 (Inception) to November 30, 2009, the Company had no activities that produced revenues from operations.

Net Loss.  For the six month periods ended November 30, 2009 and November 30, 2008, the Company had a net loss of $14,388 and $10,500, respectively. From the Company’s date of inception (October 27, 2005) to November 30, 2009, the Company had net losses of $44,757. These losses were mostly due to legal, accounting, audit and other professional service fees incurred in relation to the filing of the Company’s Registration Statement on Form 10-SB filed on June 19, 2006 and annual and quarterly reports filed since the effectiveness of such registration statement.

General and Administrative Expenses. For the three months ended November 30, 2009 and November 30, 2008, the Company had general and administrative expenses of $3,525 and $2,000, respectively. From the Company’s date of inception (October 27, 2005) to November 30, 2009, the Company had general and administrative expenses of $44,757. These expenses were due to legal, accounting, audit and other professional service fees incurred in relation to the filing of the Company’s Registration Statement on Form 10-SB filed on June 19, 2006 and annual and quarterly reports filed since the effectiveness of such registration statement.

Liquidity and Capital Resources

At November 30, 2009, the Company had $0 in total assets. At May 31, 2009, the Company had $0 in total assets. The Company’s current liabilities at November 30, 2009 and at May 31, 2009, totaled $34,963 and $20,575, respectively, comprised of accounts payable and advances/loans from shareholders’.

The following is a summary of the Company's cash flows from operating, investing, and financing activities:

For the Six Months Ended November 30, 2009 and November 30, 2008 and
The Period from (October 27, 2005) Date of Inception to November 30, 2009

	For the Six Months Ended November 30,		Period from October 27, 2005 to November 30,
	2009	2008	2009
Net Cash (Used In) Operating Activities	$11,863	$9,750	$37,732
Investing Activities	$0	$0	$0
Net Cash Provided from Financing Activities	$11,863	$9,750	$37,732
Net Effect on Cash	$0	$0	$0

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

At November 30, 2009, the Company had no capital resources to fund administrative expenses pending acquisition of an operating company. The Company has not realized any revenues from operations since inception, and its plan of operation for the next twelve months is to locate a suitable acquisition or merger candidate and consummate a business combination. There is substantial doubt that we will continue as a going concern. The Company may need additional cash advances from its stockholder or loans from other parties to pay for operating expenses until the Company consummates a merger or business combination with a privately-held operating company. Although it is currently anticipated that the Company can satisfy its cash requirements with additional cash advances or loans from other parties, if needed, for at least the next twelve months, the Company can provide no assurance that it can continue to satisfy its cash requirements for such period.

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

Evaluation of Disclosure Controls and Procedures

Based on their evaluation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of November 30, 2009, our Principal Executive Officer and Principal Financial Officer have concluded that our disclosure controls and procedures were  not  effective to ensure that the information required to be disclosed by us in this Report was (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and instructions for Form 10-Q.

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

Changes in Internal Controls.

No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the fiscal quarter ended November 30, 2009 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Dated:  January 14, 2010
GRACE 2, INC.

By: /s/ DOUGLAS A. DYER
Douglas A. Dyer
President
(Principal Executive Officer)
(Principal Financial Officer)