Form 10-K
period 2010-05-31
Grace 2, Inc.
filed 2011-07-01
CIK 1366541

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

☒                  ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: May 31, 2010

☐                  TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________ to ________

Commission File No. 000-52062

GRACE 2, INC.
(Exact name of registrant as specified in its charter)

Delaware	20-3708500
(State or other jurisdiction of	(I.R.S. employer
incorporation or formation)	identification number)

735 Broad Street, Suite 400
Chattanooga, TN 37402
(Address of principal executive offices)

Issuer’s telephone number:	(423) 265-5062
Issuer’s facsimile number:	N/A

N/A
(Former name, former address and former
fiscal year, if changed since last report)

Copies to:
The Sourlis Law Firm
Joseph M. Patricola, Esq.
The Courts of Red Bank
130 Maple Avenue, Suite 9B2
Red Bank, New Jersey 07701
Direct: (732) 618-2843
Office: (732) 530-9007
Fax: (732) 530-9008
JoePatricola@sourlislaw.com
www.SourlisLaw.com

Securities registered under Section 12(b) of the Exchange Act:

None

Securities registered under Section 12(g) of the Exchange Act:

Common Stock, Par Value $0.0001 per share

(Title of Class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.
Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.
Yes ☐ No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes  ☐ No ☒

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☒ No☐

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed fiscal quarter.

As of May 31, 2011, no public market has been developed for the Company’s securities.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date:

As of June 30, 2011, there were 100,000 shares of Common Stock, $0.0001 par value per share, issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE:
None

PART I

FORWARD-LOOKING STATEMENTS

Certain statements made in this Annual Report on Form 10-K are “forward-looking statements” (within the meaning of the Private Securities Litigation Reform Act of 1995) regarding the plans and objectives of management for future operations. Such statements involve known and unknown risks, uncertainties and other factors that may cause actual results, performance or achievements of the Registrant to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. The forward-looking statements included herein are based on current expectations that involve numerous risks and uncertainties. The Registrant’s plans and objectives are based, in part, on assumptions involving the continued expansion of business. Assumptions relating to the foregoing involve judgments with respect to, among other things, future economic, competitive and market conditions and future business decisions, all of which are difficult or impossible to predict accurately and many of which are beyond the control of the Registrant. Although the Registrant believes its assumptions underlying the forward-looking statements are reasonable, any of the assumptions could prove inaccurate and, therefore, there can be no assurance the forward-looking statements included in this Report will prove to be accurate. In light of the significant uncertainties inherent in the forward-looking statements included herein, the inclusion of such information should not be regarded as a representation by the Registrant or any other person that the objectives and plans of the Registrant will be achieved.

Item 1. Description of Business

(a) Business Development

Grace 2, Inc. (the “Company” or the “Registrant”) was incorporated in the State of Delaware on October 27, 2005. Since its inception, the Company has been engaged in organizational efforts and efforts to obtain initial financing. The Company was formed as a “blank check” company as defined in Rule 419(a)(2) of the Securities Act of 1933, as amended (the “Securities Act”) to pursue a business combination. The business purpose of the Company is to seek the acquisition of or merger with an existing company.

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

The analysis of new business opportunities has and will be undertaken by or under the supervision of the officers and directors of the Registrant. The Registrant has considered potential acquisition transactions with several companies, but as of this date has not entered into any definitive agreement with any party. The Registrant has unrestricted flexibility in seeking, analyzing and participating in potential business opportunities. In its efforts to analyze potential acquisition targets, the Registrant will consider the following kinds of factors:

a)	Potential for growth, indicated by new technology, anticipated market expansion or new products;

b)	Competitive position as compared to other firms of similar size and experience within the industry segment as well as within the industry as a whole;

c)	Strength and diversity of management, either in place or scheduled for recruitment;

d)
Capital requirements and anticipated availability of required funds, to be provided by the Registrant or from operations, through the sale of additional securities, through joint ventures or similar arrangements or from other sources;

e)	The cost of participation by the Registrant as compared to the perceived tangible and intangible values and potentials;

f)	The extent to which the business opportunity can be advanced;

g)	The accessibility of required management expertise, personnel, raw materials, services, professional assistance and other required items; and

h)	Other relevant factors.

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

Employees

The Company currently has no employees.

Patents and Trademarks

At the present we do not have any patents or trademarks.

Need for any Government Approval of Products or Services

We do not require any government approval for our services.

Government and Industry Regulation

We will be subject to federal laws and regulations that relate directly or indirectly to our operations including securities laws. We will also be subject to common business and tax rules and regulations pertaining to the operation of our business.

Research and Development Activities

Other than time spent researching our proposed business, the Company has not spent any funds on research and development activities to date. The Company plans to spend funds on Services Development as detailed in sections titled “Description of Business” and “Management’s Discussion and Analysis or Plan of Operation.”

Environmental Laws

Our operations are not subject to any Environmental Laws.

Penny Stock Rules

The Securities and Exchange Commission has adopted rules that regulate broker-dealer practices in connection with transactions in penny stocks. Penny stocks are generally equity securities with a price of less than $5.00 (other than securities registered on certain national securities exchanges or quoted on the Nasdaq system, provided that current price and volume information with respect to transactions in such securities is provided by the exchange or system).

A purchaser is purchasing penny stock which limits the ability to sell the stock. The shares offered by this Report constitute penny stock under the Securities and Exchange Act. The shares will remain penny stocks for the foreseeable future. The classification of penny stock makes it more difficult for a broker-dealer to sell the stock into a secondary market, which makes it more difficult for a purchaser to liquidate his/her investment. Any broker-dealer engaged by the purchaser for the purpose of selling his or her shares in us will be subject to Rules 15g-1 through 15g-10 of the Securities and Exchange Act. Rather than creating a need to comply with those rules, some broker-dealers will refuse to attempt to sell penny stock.

The penny stock rules require a broker-dealer, prior to a transaction in a penny stock not otherwise exempt from those rules, to deliver a standardized risk disclosure document, which:

Contains a description of the nature and level of risk in the market for penny stock in both Public offerings and secondary trading;

Contains a description of the broker’s or dealer’s duties to the customer and of the rights and remedies available to the customer with respect to a violation of such duties or other requirements of the Securities Act of 1934, as amended;

-	Contains a brief, clear, narrative description of a dealer market, including “bid” and “ask” price for the penny stock and the significance of the spread between the bid and ask price;

-	Contains a toll-free number for inquiries on disciplinary actions;

-	Defines significant terms in the disclosure document or in the conduct of trading penny stocks; and

-	Contains such other information and is in such form (including language, type, size and format) as the Securities and Exchange Commission shall require by rule or regulation.

The broker-dealer also must provide, prior to effecting any transaction in a penny stock, to the customer:

-	The bid and offer quotations for the penny stock;

-	The compensation of the broker-dealer and its salesperson in the transaction;

-	The number of shares to which such bid and ask prices apply, or other comparable information relating to the depth and liquidity of the market for such stock; and

-	Monthly account statements showing the market value of each penny stock held in the customer’s account.

In addition, the penny stock rules require that prior to a transaction in a penny stock not otherwise exempt from those rules; the broker-dealer must make a special written determination that the penny stock is a suitable investment for the purchaser and receive the purchaser’s written acknowledgement of the receipt of a risk disclosure statement, a written agreement to transactions involving penny stocks, and a signed and dated copy of a written suitability statement. These disclosure requirements will have the effect of reducing the trading activity in the secondary market for our stock because it will be subject to these penny stock rules. Therefore, stockholders may have difficulty selling their securities.

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

Item 2. Description of Properties

The Company neither rents nor owns any properties. The Company currently has no policy with respect to investments or interests in real estate, real estate mortgages or securities of, or interests in, persons primarily engaged in real estate activities.

Item 3. Legal Proceedings

The Company is not party to any legal proceedings nor is it aware of any investigation, claim or demand made on the Company that may reasonably result in any legal proceedings.

Item 4. Submission of Matters to a Vote of Security Holders

None.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

There is no active market for our Common Stock.

Currently, there is no active trading market for our Common Stock. Upon entering into a merger with a private operating company, we will then immediately seek to engage a broker-dealer/market maker in order for them to submit an application, on behalf of the Company, to make a market for our Common Stock shares on the OTC Bulletin Board. There can be no assurance, however, that the application will be accepted or that any trading market will ever develop or be maintained on the OTC Bulletin Board. Any trading market that may develop in the future for our Common Stock will most likely be very volatile and numerous factors beyond our control may have a significant effect on the market. Only companies that report their current financial information to the SEC may have their securities included on the OTC Bulletin Board. Therefore, only upon the effective date of this Report will our Common Stock become eligible to be quoted on the OTC Bulletin Board. In the event that we lose our status as a "reporting issuer," any future quotation of our Common Stock on the OTC Bulletin Board may be jeopardized.

The Securities and Exchange Commission has adopted rules that regulate broker-dealer practices in connection with transactions in penny stocks. Penny stocks are generally equity securities with a price of less than $5.00, other than securities registered on certain national securities exchanges or quoted on the NASDAQ system, provided that current price and volume information with respect to transactions in such securities is provided by the exchange or quotation system.

The penny stock rules require a broker-dealer, prior to a transaction in a penny stock, to deliver a standardized risk disclosure document prepared by the SEC, that: (a) contains a description of the nature and level of risk in the market for penny stocks in both public offerings and secondary trading; (b) contains a description of the broker's or dealer's duties to the customer and of the rights and remedies available to the customer with respect to a violation to such duties or other requirements of Securities' laws; (c) contains a brief, clear, narrative description of a dealer market, including bid and ask prices for penny stocks and the significance of the spread between the bid and ask price; (d) contains a toll-free telephone number for inquiries on disciplinary actions; (e) defines significant terms in the disclosure document or in the conduct of trading in penny stocks; and (f) contains such other information and is in such form, including language, type, size and format, as the Securities and Exchange Commission shall require by rule or regulation. The broker-dealer also must provide, prior to effecting any transaction in a penny stock, the customer with: (a) bid and offer quotations for the penny stock; (b) the compensation of the broker-dealer and its salesperson in the transaction; (c) the number of shares to which such bid and ask prices apply, or other comparable information relating to the depth and liquidity of the market for such stock; and (d) monthly account statements showing the market value of each penny stock held in the customer's account. In addition, the penny stock rules require that prior to a transaction in a penny stock not otherwise exempt from those rules; the broker-dealer must make a special written determination that the penny stock is a suitable investment for the purchaser and receive the purchaser's written acknowledgment of the receipt of a risk disclosure statement, a written agreement to transactions involving penny stocks, and a signed and dated copy of a suitably written statement.

These disclosure requirements may have the effect of reducing the trading activity in the secondary market for our stock if it becomes subject to these penny stock rules. Therefore, if our common stock becomes subject to the penny stock rules, stockholders may have difficulty selling those securities.

Common Stock

The Company is authorized by its Certificate of Incorporation to issue an aggregate of 110,000,000 shares of capital stock, of which 100,000,000 are shares of Common Stock, par value $0.0001 per share (the “Common Stock”). As of the date hereof, 100,000 shares of Common Stock are issued and outstanding, and there are two holders of record of the Common Stock.

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

Dividend Policy

We have never declared or paid any cash dividends on our Common Stock. We currently intend to retain future earnings, if any, to finance the expansion of our business. As a result, we do not anticipate paying any cash dividends in the foreseeable future.

Share Purchase Warrants

We have not issued and do not have outstanding any warrants to purchase shares of our common stock.

Options

We have not issued and do not have outstanding any options to purchase shares of our Common Stock

Convertible Securities

We have not issued and do not have outstanding any securities convertible into shares of our Common Stock or any rights convertible or exchangeable into shares of our Common Stock.

EXPERTS

Joseph M. Patricola, Esq. of The Sourlis Law Firm has assisted us in the preparation of this Report and will provide counsel with respect to other legal matters concerning the registration and offering of the Common Stock.

W.T. Uniack & Co. CPA’s P.C., the Company’s independent registered accounting firm, has audited our financial statements included in this Report and report to the extent and for the periods set forth in their audit report. W.T. Uniack & Co. CPA’s P.C. has presented its report with respect to our audited financial statements.

DISCLOSURE OF COMMISSION POSITION OF
INDEMNIFICATION FOR SECURITIES ACT LIABILITIES

Our Articles of Incorporation and Bylaws provide no director shall be liable to the corporation or any of its stockholders for monetary damages for breach of fiduciary duty as a director, except with respect to (1) a breach of the director’s duty of loyalty to the corporation or its stockholders, (2) acts or omissions not in good faith or which involve intentional misconduct or a knowing violation of law, (3) liability which may be specifically defined by law or (4) a transaction from which the director derived an improper personal benefit, it being the intention of the foregoing provision to eliminate the liability of the corporation’s directors to the corporation or its stockholders to the fullest extent permitted by law. The corporation shall indemnify to the fullest extent permitted by law each person that such law grants the corporation the power to indemnify.

We have been advised that, in the opinion of the SEC, indemnification for liabilities arising under the Securities Act is against public policy as expressed in the Securities Act, and is, therefore, unenforceable. In the event that a claim for indemnification against such liabilities is asserted by one of our directors, officers, or controlling persons in connection with the securities being registered, we will, unless in the opinion of our legal counsel, submit the question of whether such indemnification is against public policy to a court of appropriate jurisdiction.

Item 6. Selected Financial Data

Not applicable.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

You should read the following discussion together with "Selected Historical Financial Data" and our consolidated financial statements and the related notes included elsewhere in this report. This discussion contains forward-looking statements, which involve risks and uncertainties. Our actual results may differ materially from those we currently anticipate as a result of many factors, including the factors we describe under "Risk Factors," "Special Note Regarding Forward-Looking Statements" and elsewhere in this report.

Forward Looking Statements

Some of the information in this section contains forward-looking statements that involve substantial risks and uncertainties. You can identify these statements by forward-looking words such as "may," "will," "expect," "anticipate," "believe," "estimate" and "continue," or similar words. You should read statements that contain these words carefully because they:

•	discuss our future expectations;

•	contain projections of our future results of operations or of our financial condition; and

•	state other "forward-looking" information.

We believe it is important to communicate our expectations. However, there may be events in the future that we are not able to accurately predict or over which we have no control. Our actual results and the timing of certain events could differ materially from those anticipated in these forward-looking statements as a result of certain factors, including those set forth under "Risk Factors," "Business" and elsewhere in this Report. See "Risk Factors."

Unless stated otherwise, the words “we,” “us,” “our,” “the Company” or “Grace” in this Report collectively refers to the Company, Grace 2, Inc.

Status as a Shell Company

As of June 20, 2010, because we have nominal operations and minimal assets, we are considered to be a shell company under the Securities Exchange Act of 1934, as amended. Because the Company is considered a shell company, the securities sold in previous offerings can only be resold through registration under the Securities Act of 1933, as amended (the “Securities Act”); Section 4(1) of the Securities Act, if available, for non-affiliates; or by meeting the conditions of Rule 144(i) of the Securities Act.

Therefore, an investment in our Company should be considered extremely risky and an investment suitable only for those who can afford to lose the entirety of their investment.

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

As of May 31, 2010, all amounts owed on the convertible promissory note have been paid in full satisfaction.

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

Revenues. For the fiscal year ended May 31, 2010 and 2009 and for the period from October 27, 2005 (Inception) to May 31, 2010, the Company had no activities that produced revenues from operations.

Assets. At May 31, 2010, the Company had $0 in assets, compared to $0 at May 31, 2009.

Net Loss. For the fiscal year ended May 31, 2010 and 2009, the Company had a net loss of $18,200 and $20,575, respectively. From the Company’s date of inception (October 27, 2005) to May 31, 2010, the Company had net losses of $48,569. These losses were mostly due to legal, accounting, audit and other professional service fees incurred in relation to the filing of the Company’s Registration Statement on Form 10-SB filed on June 19, 2006 and annual and quarterly reports filed since the effectiveness of such registration statement.

Liabilities. At May 31, 2010, the Company had $38,775 in liabilities, consisting of Accounts Payable, compared to $20,575 at May 31, 2009. The Accounts Payable consists of legal and accounting fees accrued for the preparation and filing the Registration Statement on Form 10-SB filed on June 19, 2006 and annual and quarterly reports filed since the effectiveness of such registration statement.

General and Administrative Expenses. For the fiscal years ended May 31, 2010 and 2009, the Company had general and administrative expenses of $18,200 and $20,575 respectively. From the Company’s date of inception (October 27, 2005) to May 31, 2010, the Company had general and administrative expenses of $48,569. These expenses were due to legal, accounting, audit and other professional service fees incurred in relation to the filing of the Company’s Registration Statement on Form 10-SB filed on June 19, 2006 and annual and quarterly reports filed since the effectiveness of such registration statement.

Liquidity and Capital Resources

At May 31, 2010 and 2009, the Company had total assets equal to $0 and $0, respectively. The Company’s current liabilities at May 31, 2010 and 2009 totaled $38,775 and $20,575, respectively, comprised accounts payable.

The following is a summary of the Company's cash flows from operating, investing, and financing activities:

For the Cumulative Period from October 27, 2005 (Inception) to May 31, 2010

Operating activities	$(48,569)
Investing activities	-
Financing activities	$34,844

Net effect on cash	$-

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

CONTRACTUAL OBLIGATIONS AS OF May 31, 2010

There are no contractual obligations on the Company’s Balance sheet as of May 31, 2010.

	Payment due by period
Contractual Obligations	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
Long-Term Debt Obligations	$0	$0	$0	$0	$0
Capital Lease Obligations	$0	$0	$0	$0	$0
Operating Lease Obligations	$0	$0	$0	$0	$0
Purchase Obligations	$0	$0	$0	$0	$0
Other Long-Term Liabilities Reflected on the Registrant’s Balance Sheet under GAAP	$0	$0	$0	$0	$0
Total	$0	$0	$0	$0	$0

Item 7A. Quantitative and Qualitative Disclosures about Market Risk

Not applicable.

Item 8. Financial Statements and Supplementary Data

__	REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM	17
__	BALANCE SHEET	18
__	STATEMENT OF OPERATIONS	19
__	STATEMENT OF CHANGES IN DEFICIENCY IN ASSETS	20
__	STATEMENT OF CASH FLOWS	21
__	NOTES TO THE FINANCIAL STATEMENTS	22

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders
Grace 2, Inc.
A Development Stage Company

We have audited the accompanying balance sheets of Grace 2, Inc. (“the Company”), a development stage company, as of May 31, 2010 and 2009 and the related statements of operations, changes in stockholders’ equity (deficit), and cash flows for the years then ended and the period October 27, 2005 (inception) through May 31, 2010. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company, a development stage company, as of May 31, 2010 and 2009, and the results of its operations and its cash flows for the period October 27, 2005 (inception) through May 31, 2010, in conformity with accounting principles generally accepted in the United States of America.

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

/s/ W.T. Uniack & Co. CPA’s P.C.

W.T. Uniack & Co. CPA’s P.C.

June 16, 2011

GRACE 2, INC.
A DEVELOPMENT STAGE COMPANY
BALANCE SHEETS

	05/31/2010	05/31/2009
ASSETS
Total assets	$-	$-

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
Accrued Expenses	9,000	-
Accounts payable	4,725	4,500
Due to shareholder	25,050	16,075

Total liabilities	38,775	20,575

Commitment and contingencies	-	-

Stockholders' equity (deficit)
Preferred stock, $.0001 par value, authorized 10,000,000 shares, none issued	-	-
Common stock, $.0001 par value, authorized 100,000,000 shares 100,000 issued and outstanding	10	10
Additional paid-in capital	9,784	9,784
Deficit accumulated during the development stage	(48,569)	(30,369)

Total stockholders' equity (deficit)	(38,775)	(20,575)

Total liabilities and stockholders' equity (deficit)	$-	$-

The accompanying notes are an integral part of these financial statements.

GRACE 2, INC.
A DEVELOPMENT STAGE COMPANY
STATEMENTS OF OPERATIONS

			For the period
	For the year	For the year	October 27, 2005
	ended	ended	(Inception) to
	May 31, 2010	May 31, 2009	May 31, 2010

Net sales	$-	$-	$-

Cost of sales	-	-	-

Gross profit	-	-	-

General and administrative expenses	18,200	20,575	48,569

Net loss	$(18,200)	$(20,575)	$(48,569)

Weighted average number of common shares outstanding (basic and fully diluted)	100,000	100,000	100,000

Basic and diluted (loss) per common share	$(0.18)	$(0.21)	$(0.49)

The accompanying notes are an integral part of these financial statements.

GRACE 2, INC.
A DEVELOPMENT STAGE COMPANY
STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT)

				Accumulated Loss
			Additional	During the	Stockholders'
	Common Stock		Paid-In	Development	Equity
	Shares	Amount	Capital	Stage	(Deficit)

Balance-October 27, 2005	-	-	-	-	-

Issuance of common shares	100,000	$10	$90	-	$100

Net loss	-	-	-	$(100)	$(100)

Balance, June 02, 2006	100,000	$10	$90	$(100)	-

Capital contributions-shareholder	-	-	$2,694	-	$2,694

Net(loss)	-	-	-	$(5,194)	$(5,194)

Balance, May 31, 2007	100,000	$10	$2,784	$(5,294)	$(2,500)

Capital contributions-shareholder		-	$5,000	-	$5,000

Net(loss)				$(4,500)	$(4,500)

Balance, May 31, 2008	100,000	$10	$7,784	$(9,794)	$(2,000)

Capital contributions-shareholder			$2,000		$2,000

Net(loss)				$(20,575)	$(20,575)

Balance, May 31, 2009	100,000	$10	$9,784	$(30,369)	$(20,575)

Capital contributions-shareholder

Net(loss)				$(18,200)	$(18,200)

Balance, May, 31, 2010	100,000	$10	$9,784	$(48,569)	$(38,775)

Capital contributions-shareholder

GRACE 2, INC.
A DEVELOPMENT STAGE COMPANY
STATEMENTS OF CASH FLOWS

			Period from
	For the year	For the year	October 27, 2005
	ended	ended	(inception ) to
	May 31, 2010	May 31, 2009	May 31, 2010

Cash flows from operating activities
Net (loss)	$(18,200)	$(20,575)	$(48,569)

Adjustments to reconcile net (loss) to net
cash used in operating activities:
(Increase) decrease in accrued expenses	9,000	-	9,000
Increase (decrease) in accounts payable	225	2,500	4,725

Net cash (used in) operating activities	(8,975)	(18,075)	(34,844)

Cash flows from financing activities
Advances - due to shareholders, (no repayments)	8,975	16,075	25,050
Proceeds from issuance of common stock	-	-	10
Proceeds from additional capital contributions	-	2,000	9,784

Net cash provided by financing activities	8,975	18,075	34,844

Net increase in cash and cash equivalents	-	-	-

Cash - beginning of period	-	-	-

Cash - end of period	$-	$-	$-

Supplemental disclosure of cash flow information:
Taxes paid	-	-
Interest paid	$-	$-	$-

The accompanying notes are an integral part of these financial statements.

GRACE 2, INC.
A DEVELOPMENT STAGE COMPANY
NOTES TO FINANCIAL STATEMENTS
May 31, 2010

NOTE 1. DEVELOPMENT STAGE COMPANY

The company is considered to be a development stage company and as such the financial statements presented herein are presented in accordance to FASB Accounting Standards Codification (“ASC”) 915 “Development Stage Entities.” The company is subject to the risks associated with activities of development stage companies.

Grace 2, Inc. (“the Company”) was incorporated in the State of Delaware on October 27, 2005 and is currently in its development stage.

As a blank check company, the Company’s business is to pursue a business combination through acquisition, or merger with, an existing company. As of the date of the financial statements, the Company has made an effort to identify a possible business combination, see Subsequent event (unaudited). As a result, the Company has conducted negotiations and entered into a letter of intent concerning target business. No assurances can be given that the Company will be successful in finalizing or negotiating with any target company. Since inception, the Company has been engaged in organizational efforts.

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

b.
Cash and Cash Equivalents - For purposes of the statement of cash flows, the Company considers highly liquid financial instruments purchased with a maturity of three months or less to be cash equivalents. For the period October 27, 2005 (inception) through May 31, 2010, the Company did not maintain any bank accounts.

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

f.
Recently Issued Accounting Pronouncements – as of May 31, 2010 and 2009, the Company does not expect any of the recently issued accounting pronouncements to have a material impact on its financial condition or results of operations.

NOTE 3. PREFERRED STOCK

As of May 31, 2010 and 2009, the Company was authorized to issue 10,000,000 shares of preferred stock; zero preferred shares were outstanding.

The preferred stock of the Company shall be issued by the Board of Directors of the Company in one or more classes or one or more series within any class and such classes or series shall have such voting powers, full or limited, or no voting powers, and such designations, preferences, limitations or restrictions as the Board of Directors of the Company may determine, from time to time.

NOTE 4. COMMON STOCK

As of May 31, 2010 and 2009, the Company is authorized to issue 100,000,000 shares of common stock; 100,000 shares of common stock were outstanding.

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

As of May 31, 2010 and May 31, 2009, the majority shareholder advanced the Company $25,050 and $ 16,075 respectively for working capital purposes. The advances are not documented and do not bear any specific repayment terms.

NOTE 6. INCOME TAXES AND CHANGE IN CONTROL

As of May 31, 2010, the Company had approximately $15,122 in gross deferred tax assets resulting from net operating loss carry forwards. A valuation allowance has been recorded to fully offset these deferred tax assets because the future realization of the related income tax benefits is uncertain. Accordingly, the net provision for income taxes is zero for the period October 27, 2005 (inception) to May 31, 2010.

As of May 31, 2010, the Company could have federal net operating loss carry forwards of approximately $48,569 available to offset future taxable income through 2030.

For the period October 27, 2005 (inception) to May 31, 2010, the difference between the tax provision at the statutory federal income tax rate and the tax provision attributable to loss before income taxes is as follows (in percentages):

Statutory federal income tax rate	-34%
State taxes - net of federal benefits	-5%
Valuation allowance	39%

Income tax rate – net	0%

The stock purchase transaction that took place in July 2008 affects a change in control of the Company, and as such the federal net operating loss carry forwards as of the date of the transaction are limited under Section 382 of the Internal Revenue Code. At the present time there have been no tax returns filed for this company since inception. The company is a C Corporation and is domiciled within the State of Delaware.

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

As of July 18 2008, Douglas Dyer was appointed as the Company’s President and Sole Director.

NOTE 8. GOING CONCERN

As of May 31, 2010 and 2009, the Company’s financial statements are prepared using accounting principles generally accepted in the United States of America applicable to a going concern, which contemplates the realization of assets and the liquidation of liabilities in the normal course of business.

As of May 31, 2010 and 2009, the Company’s current business is to pursue a business combination through acquisition, or merger with, an existing company. The Company’s ability to continue as a going concern is dependent upon its ability to develop additional sources of capital, locate and complete a merger with another company and ultimately achieve profitable operations. No assurances can be given that the Company will be successful in locating or negotiating with any target company.

NOTE 9. Subsequent Events (Unaudited)

Subsequent to year end Grace 2, Inc., [the Company] has executed a term sheet to reverse merge into an operating company. Negotiations are ongoing and it is management’s opinion that it will culminate into an executed merger agreement soon. Terms are non-binding, but do contain an exclusivity provision to the Company through June 30, 2011.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9AT. Controls and Procedures

Disclosure Controls and Procedures

Under the supervision and with the participation of our sole officer, sole director, Principal Executive Officer and Principal Financial Officer, Mr. Douglas Dyer, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) of the Exchange Act as of a date (the "Evaluation Date") within ninety (90) days prior to the filing of our May 31, 2010 Form 10-K.

Based upon that evaluation, our Management has concluded that, as of May 31, 2010, our disclosure controls and procedures were not effective in timely alerting management to the material information relating to us required to be included in our periodic filings with the SEC.

Our Principal Executive Officer/Principal Financial Officer has concluded that our disclosure controls and procedures had the following material weaknesses:

•
We were unable to maintain any segregation of duties within our financial operations due to our reliance on limited personnel in the finance function. While this control deficiency did not result in any audit adjustments to our 2010 interim or annual financial statements, it could have resulted in a material misstatement that might have been prevented or detected by a segregation of duties.

•	The Company lacks sufficient resources to perform the internal audit function and does not have an Audit Committee;

•
We do not have an independent Board of Directors, nor do we have a board member designated as an independent financial expert for the Company. The Board of Directors is comprised of one (1) member of management. As a result, there may be lack of independent oversight of the management team, lack of independent review of our operating and financial results, and lack of independent review of disclosures made by the Company; and

•	Documentation of all proper accounting procedures is not yet complete.

To the extent reasonably possible given our limited resources, we intend to take measures to cure the aforementioned material weaknesses, including, but not limited to, the following:

•
Considering the engagement of consultants to assist in ensuring that accounting policies and procedures are consistent across the organization and that we have adequate control over financial statement disclosures;

•	Hiring additional qualified financial personnel including a Chief Financial Officer on a full-time basis;

•	Expanding our current board of directors to include additional independent individuals willing to perform directorial functions; and

•	Increasing our workforce in preparation for exiting the development stage and commencing revenue producing operations.

Since the recited remedial actions will require that we hire or engage additional personnel, these material weaknesses may not be overcome in the near term due to our limited financial resources. Until such remedial actions can be realized, we will continue to rely on the advice of outside professionals and consultants.

We anticipate that these initiatives will be at least partially, if not fully, implemented by September 30, 2011, subject to our ability to obtain sufficient future financing and subject to our ability to produce revenue in the short term.

Internal Control over Financial Reporting

(a) Management’s Annual Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. Our internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.

A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the registrant’s annual or interim financial statements will not be prevented or detected on a timely basis.

Our management, with the participation of our sole officer, sole director, Principal Executive Officer and Principal Financial Officer, Mr. Douglas Dyer assessed the effectiveness of our internal control over financial reporting as of May 31, 2010. In making this assessment, we used the criteria set forth by the Committee of Sponsoring Organizations of The Treadway Commission (COSO) in Internal Control-Integrated Framework. Based on that assessment under such criteria, management concluded that our internal controls over financial reporting were not effective as of May 31, 2010 due to control deficiencies that constituted material weaknesses.

Management has identified a lack of sufficient personnel in the accounting function due to the limited resources of the Company with appropriate skills, training and experience to perform the review processes to ensure the complete and proper application of generally accepted accounting principles.

We are in the process of developing and implementing remediation plans to address our material weaknesses in the Company’s internal controls.

Management has identified specific remedial actions to address the material weaknesses described above:

•
Improve the effectiveness of the accounting group by augmenting our existing resources with additional consultants or employees to improve segregation procedures and to assist in the analysis and recording of complex accounting transactions and preparation of tax disclosures. We plan to mitigate the segregation of duties issues by hiring additional personnel in the accounting department once we have achieved positive cash flow from operations, and/or have raised significant additional working capital.

•	Improve segregation procedures by strengthening cross approval of various functions including cash disbursements and quarterly internal audit procedures where appropriate.

Due to its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. All internal control systems, no matter how well designed, have inherent limitations. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation.

Changes in Controls and Procedures

There were no significant changes made in our internal controls over financial reporting during the year ended May 31, 2010 that have materially affected or are reasonably likely to materially affect these controls. Thus, no corrective actions with regard to significant deficiencies or material weaknesses were necessary.

Attestation Report of the Registered Public Accounting Firm

This annual report does not include an attestation report of our independent registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by the Company's independent registered public accounting firm pursuant to rules of the Securities and Exchange Commission that permit the Company to provide only management's report in this annual report. We were not required to have, nor have we, engaged our independent registered public accounting firm to perform an audit of internal control over financial reporting pursuant to the rules of the Commission that permit us to provide only management’s report in this annual report.

Item 9B. Other Information

None

PART III

Item 10. Directors, Executive Officers and Corporate Governance

(a) Identification of Directors, Executive Officers, Promoters, and Control Persons for the fiscal year ended May 31, 2009:

Name	Age	Position	Term

Douglas A. Dyer	50	President and Sole Director	July 18, 2008 - present

Douglas A. Dyer, Director and President. Mr. Dyer has been a co-founder and owner of Broad Street Ventures, LLC, an investment banking and venture capital firm which invests in businesses and assists businesses with locating sources of debt and equity financing. Prior to joining Broad Street, Mr. Dyer was a licensed representative, holding a Series 7 license, with several securities firms, including First Allied Securities, Inc. (1994-1996); Keogler Morgan, Inc. (1992-1994); Mid Atlantic Securities, Inc. (1991-1992); and Raymond James and Associates, Inc. (1986-1991).Mr. Dyer has a Bachelor of Science degree in Finance from the University of Tennessee at Chattanooga.

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

Involvement in Certain Legal Proceedings

None of the executive officers of the Company (i) has been involved as a general partner or executive officer of any business which has filed a bankruptcy petition; (ii) has been convicted in any criminal proceeding nor is subject to any pending criminal proceeding; (iii) has been subjected to any order, judgment or decree of any court permanently or temporarily enjoining, barring, suspending or otherwise limiting his involvement in any type of business, securities or banking activities; and (iv) has been found by a court, the United States Securities and Exchange Commission or the Commodities Futures Trading Commission to have violated a federal or state securities or commodities law.

 Information Concerning Non-Director Executive Officers

We currently have no executive officers serving who are non-directors.

Compliance with Section 16(A) of the Securities Exchange Act of 1934

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires the Company's executive officers and directors and persons who own more than 10% of a registered class of the Company's equity securities, to file with the Securities and Exchange Commission (hereinafter referred to as the "Commission") initial statements of beneficial ownership, reports of changes in ownership and annual reports concerning their ownership, of Common Stock and other equity securities of the Company on Forms 3, 4, and 5, respectively. Executive officers, directors and greater than 10% shareholders are required by Commission regulations to furnish the Company with copies of all Section 16(a) reports they file. To the Company's knowledge, all of the Company's executive officers, directors and greater than 10% beneficial owners of its Common Stock have complied with Section 16(a) filing requirements applicable to them during the Company's most recent fiscal year.

Item 11. Executive Compensation

The following table sets forth the cash compensation paid by the Company to its President and all other executive officers for services rendered during the fiscal year ended May 31, 2010.

Name and Position	Year	Annual Compensation

Douglas A. Dyer, President & Sole Director	2010	None

Officer Compensation

We have not paid any salary, bonus or other compensation to our officers and directors since our inception. We presently have no compensation arrangements with our officers and directors. We do not anticipate paying our officers in the next 12 months.

Director Compensation

We do not currently pay any cash fees to our directors, but we pay directors’ expenses in attending board meetings.

Stock Option Grants

The Company has never issued any stock options to officers, employees or otherwise.

Employment Agreements

We currently have no employment agreements with any personnel, executive officers or directors.

Significant Employees

We have no significant employees other than our executive officer and director named in this Report. We intend to conduct our business through agreements with consultants and arms-length third parties. As of the date of this Report, we have not contracted with any party.

Committees of the Board of Directors

At this time, we have not formed any committees due to the limited personnel at the director and officer level.

Code of Ethics

We have adopted a Code of Ethics and Code of Business Conduct that applies to our officers and directors, and critical employees.

Term of Office

Our director is appointed for a one-year term to hold office until the next annual general meeting of our stockholders or until removed from office in accordance with our bylaws.

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

As of May 31, 2010, the majority shareholder advanced the Company $16,075 for working capital purposes. The advances are not documented and do not bear any specific repayment terms.

As of May 31, 2010, the former sole shareholder of the Company advanced the Company $9,694 for working capital purposes. These advances were classified as capital contributions and reflected as such in additional paid in capital.

Except as otherwise indicated herein, there have been no related party transactions, or any other transactions or relationships required to be disclosed pursuant to Item 404 of Regulation S-K.

Indemnification

Pursuant to the Articles of Incorporation and By-Laws of the Company, we may indemnify an officer or director who is made a party to any proceeding, including a law suit, because of his position, if he acted in good faith and in a manner he reasonably believed to be in our best interest. In certain cases, we may advance expenses incurred in defending any such proceeding. To the extent that the officer or director is successful on the merits in any such proceeding as to which such person is to be indemnified, we must indemnify him against all expenses incurred, including attorney’s fees. With respect to a derivative action, indemnity may be made only for expenses actually and reasonably incurred in defending the proceeding, and if the officer or director is judged liable, only by a court order. The indemnification is intended to be to the fullest extent permitted by the laws of the State of Delaware.

Insofar as indemnification for liabilities arising under the Securities Act may be permitted to our directors, officers and controlling persons pursuant to the provisions above, or otherwise, we have been advised that in the opinion of the Securities and Exchange Commission, such indemnification is against public policy as expressed in the Securities Act, and is, therefore, unenforceable.

In the event that a claim for indemnification against such liabilities, other than the payment by us of expenses incurred or paid by one of our directors, officers, or controlling persons in the successful defense of any action, suit or proceeding, is asserted by one of our directors, officers, or controlling person in connection with the securities being registered, we will, unless in the opinion of our counsel the matter has been settled by controlling precedent, submit to a court of appropriate jurisdiction the question whether such indemnification is against public policy as expressed in the Securities Act, and we will be governed by the final adjudication of such issue.

Director Independence

The OTCBB on which we plan to have our shares of common stock quoted does not have any director independence requirements. In determining whether our directors are independent, we refer to NASDAQ Stock Market Rule 4200(a)(15). Based on those widely-accepted criteria, we have determined that our Directors are not independent at this time.

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

Item 14. Principal Accountant Fees and Services

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

2010	$12,500	W.T. Uniack & Co. CPA’s P.C.
2009	$10,000	Conner & Associates, P.C.

(2) Audit-Related Fees

The aggregate fees billed in each of the last two fiscal years for assurance and related services by the principal accountants that are reasonably related to the performance of the audit or review of our financial statements and are not reported in the preceding paragraph:

2010	$0	W.T. Uniack & Co. CPA’s P.C.
2009	$0	Conner & Associates, P.C.

(3) Tax Fees

The aggregate fees billed in each of the last two fiscal years for professional services rendered by the principal accountant for tax compliance, tax advice, and tax planning were:

2010	$0	W.T. Uniack & Co. CPA’s P.C.
2009	$0	Conner & Associates, P.C.

 (4) All Other Fees

The aggregate fees billed in each of the last two fiscal years for the products and services provided by the principal accountant, other than the services reported in paragraphs (1), (2), and (3) was:

2010	$0	W.T. Uniack & Co. CPA’s P.C.
2009	$0	Conner & Associates, P.C.

PART IV.
Item 15. Exhibits and Reports on Form 8-K

Exhibit	Description
*3.1	Certificate of Incorporation, as filed with the Delaware Secretary of State on October 27, 2005.

*3.2	By-Laws

31.1
Certification of the Company’s Principal Executive Officer and Principal Financial Officer pursuant to 15d-15(e), under the Securities and Exchange Act of 1934, as amended, with respect to the registrant’s Annual Report on Form 10-K for the year ended May 31, 2010.

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

Date: July 1, 2011	By: /s/ DOUGLAS DYER
Name: Mr. Douglas Dyer
Title: President and Sole Director
(Principal Executive Officer,
Principal Financial Officer
and Principal Accounting Officer)

Signature	Title	Date

/s/ DOUGLAS DYER	President and Sole Director	July 1, 2011
(Principal Executive Officer,
Principal Financial Officer
and Principal Accounting Officer)
Mr. Douglas Dyer