Form 10-K/A
period 2010-05-31
Grace 2, Inc.
filed 2011-07-12
CIK 1366541

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K
(Amendment No. 1)

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
                                                                     Yes ☐ No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.                                          Yes ☐ No☒

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 229.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).
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

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date:

As of July 12, 2011, there were 100,000 shares of Common Stock, $0.0001 par value per share, issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE:
None

EXPLANATORY NOTE

We are filing this Amendment No. 1 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended May 31, 2010, as originally filed with the SEC on July 1, 2011 in order to: (1) revise Item 14 of Part III to correctly report the amount paid by the Registrant for Principal Accountant Fees and Services for the fiscal years ended May 31, 2010 and 2009 respectively, (2) to provide explanatory language with regard to the Company’s determination that the financial statements for the fiscal year ended May 31, 2009 be re-audited, and (3) to file currently dated certifications by our principal executive and principal financial officer.

This Amendment No. 1 continues to speak as of the date of the original Form 10-K for the fiscal year ended May 31, 2010 and we have not updated or amended the disclosures contained herein to reflect events that have occurred since the original filing of the Form 10-K, or modified or updated those disclosures in any way other than as described in the preceding paragraph. Accordingly, this Amendment No. 1 should be read in conjunction with our filings made with the SEC subsequent to the filing of the original Form 10-K on July 1, 2011.

Item 8. Financial Statements and Supplementary Data

Re-audit of 2009 Financial Results

Due to a period of inactivity and a lack of cash on hand, Grace 2, Inc. (the “Company”) became delinquent in its SEC ’34 Act filings, commencing with the Company’s Annual Report on Form 10-K for the fiscal year ended May 31, 2010, which was due on or around August 31, 2010. The Company is currently in the process of correcting this series of delinquencies, and anticipates becoming current in its SEC filings by the end of July 2011.

Due to this lengthy period of inactivity and resulting ’34 Act filing delinquencies, the Company’s independent auditor, W.T. Uniack & Co., CPAs, P.C., concluded that the Company’s financial statements for the fiscal year ended May 31, 2009 were required to be re-audited in conjunction with the audit of the Company’s financial statements for the fiscal year ended May 31, 2010.

The re-audited financial statements for the fiscal year ended May 31, 2009, including the new Report of the Independent Registered Public Accounting Firm are provided herein with the Company’s financial statements for the fiscal year ended May 31, 2010. Upon re-audit of the 2009 financial statements, it was determined that, in accordance with FASB ASC 250 – Accounting Changes and Error Corrections, no material errors were present and there were no changes in previously reported net loss, shareholders’ equity (deficit) or cash flows from operating activities in the originally filed financial statements for the fiscal year ended May 31, 2009.

__                  REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
BALANCE SHEET
__ STATEMENT OF OPERATIONS
__ STATEMENT OF CHANGES IN DEFICIENCY IN ASSETS
__ STATEMENT OF CASH FLOWS
__            NOTES TO THE FINANCIAL STATEMENTS

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

2010	$12,500	W.T. Uniack & Co. CPA’s P.C.
2009	$12,500	W.T. Uniack & Co. CPA’s P.C.

(2) Audit-Related Fees

The aggregate fees billed in each of the last two fiscal years for assurance and related services by the principal accountants that are reasonably related to the performance of the audit or review of our financial statements and are not reported in the preceding paragraph:

2010	$0	W.T. Uniack & Co. CPA’s P.C.
2009	$0	W.T. Uniack & Co. CPA’s P.C.

(3) Tax Fees

The aggregate fees billed in each of the last two fiscal years for professional services rendered by the principal accountant for tax compliance, tax advice, and tax planning were:

2010	$0	W.T. Uniack & Co. CPA’s P.C.
2009	$0	W.T. Uniack & Co. CPA’s P.C.

 (4) All Other Fees

The aggregate fees billed in each of the last two fiscal years for the products and services provided by the principal accountant, other than the services reported in paragraphs (1), (2), and (3) was:

2010	$0	W.T. Uniack & Co. CPA’s P.C.
2009	$0	W.T. Uniack & Co. CPA’s P.C.

PART IV.
Item 15. Exhibits and Reports on Form 8-K

Exhibit	Description
*3.1	Certificate of Incorporation, as filed with the Delaware Secretary of State on October 27, 2005.

*3.2	By-Laws

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

Date: July 12, 2011	By: /s/ DOUGLAS DYER
Name: Mr. Douglas Dyer Title: President and Sole Director (Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)

Signature	Title	Date

/s/ DOUGLAS DYER	President and Sole Director (Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)	July 12, 2011
Mr. Douglas Dyer