Form 10-Q
period 2010-08-31
Grace 2, Inc.
filed 2011-07-14
CIK 1366541

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended August 31, 2010

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

Copies to:
The Sourlis Law Firm
Joseph M. Patricola, Esq.
The Courts of Red Bank
130 Maple Avenue, Suite 9B2
Red Bank, New Jersey 07701
(732) 530-9007
www.SourlisLaw.com

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer,” "non-accelerated filer" and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☐	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☒ No ☐

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

As of July 14, 2011, there were 100,000 shares of common stock outstanding and no shares of preferred stock outstanding.

PART I
Item 1. Financial Statements.

GRACE 2, INC.
A DEVELOPMENT STAGE COMPANY
BALANCE SHEET

	8/31/2010	5/31/2010
	(Unaudited)	(Audited)
Assets

Total Assets	$-	$-

Liabilities and Stockholders’ Equity (Deficit)

Current Liabilities
Accounts payable	$5,000	$4,725
Accrued Expenses (Professional Fees)	$15,500	$9,000
Due to shareholder	$20,425	$25,050
Total liabilities	$40,925	$38,775

Commitment and contingencies	-	-

Stockholders’ equity (deficit)

Preferred stock $.0001 par value, authorized 10,000,000 shares, none issued
Common stock, $.0001 par value, authorized 100,000,000 shares 100,000 issued and Outstanding	10	10
Additional paid-in capital	9,784	9,784
Deficit accumulated during the developmental stage	(50,719)	(48,569)

Total stockholders’ equity (deficit)	(40,925)	(38,775)

Total Liabilities & Stock Holders’ Equity (Deficit)	$-	$-

See accompanying notes to financial statements.

GRACE 2, INC.
A DEVELOPMENT STAGE COMPANY
STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT)
FOR THE PERIOD OCTOBER 27, 2005 (INCEPTION) TO AUGUST 31, 2010
(Unaudited)

				Deficit
				Accumulated
			Additional	During the	Stockholders'
	Common Stock		Paid-In	Development	Equity
	Shares	Amount	Capital	Stage	(Deficit)

Balance-October 27, 2005	-	$-	$-	$-	$-
Issuance of common shares	100,000	10	90	-	100
Net loss	-	-	-	(100)	(100)

Balance, June 02, 2006(1)	100,000	10	90	(100)	-
Capital contributions-shareholder	-	-	2,694	-	2,694
Net(loss)	-	-	-	(5,194)	(5,194)
Balance, May 31, 2007	100,000	10	2,784	(5,294)	(2,500)

Capital contributions-shareholder		-	5,000	-	5,000
Net(loss)				(4,500)	(4,500)
Balance, May 31, 2008	100,000	10	7,784	(9,794)	(2,000)

Capital contributions-shareholder			2,000		2,000
Net(loss)				(20,575)	(20,575)
Balance, May 31, 2009	100,000	10	9,784	(30,369)	(20,575)

Capital contributions-shareholder
Net(loss)				(18,200)	(18,200)

Balance, May 31, 2010	100,000	$10	$9,784	$(48,569)	$(38,775)

Capital contributions-shareholder
Net(loss)				(2,150)	(2,150)
Balance, August 31, 2010	100,000	$10	$9,784	$(50,719)	$(40,925)

(1)	Restated for comparison purposes

The financial information presented herein has been prepared by management without audit by independent certified public accountants.

The accompanying notes should be read in conjunction with the financial statements.

GRACE 2, INC.
A DEVELEOPMENT STAGE COMPANY
STATEMENT OF OPERATIONS

	For the three	For the year	For the period (inception)
	months ended	ended	October 27, 2005 to
	August 31, 2010	May 31, 2010	August 31, 2010
	(Unaudited)	(Audited)	(Unaudited)

Net Sales	$-	$-	$-

Cost of sales	-	-	-

Gross profit	-	-	-

Professional Services (Accounting)
General and administrative expenses	$2,150	$18,200	$50,719

Net Profit/(Loss) from Operations	$(2,150)	$(18,200)	(50,719)

Per Share information:
Weighted average number of common shares Outstanding (basic and fully diluted)	100,000	100,000	100,000

Basic and diluted (loss) per common share	$0.022	$(0.180)	$0.507

See accompanying notes to financial statements.

GRACE 2, INC.
A DEVELOPMENT STAGE COMPANY
STATEMENT OF CASH FLOWS

	For the three	For the three	For the inception at
	months ended	months ended	October 27, 2005 to
	August 31, 2010	August 31, 2009	August 31, 2010
	(Unaudited)	(Unaudited)	(Unaudited)

Cash flows from operating activities
Net (loss)	$(2,150)	$(10,863)	$(50,719)

Adjustments to reconcile net (loss) to net cash
Used in operating activities:
(Increase) decrease in prepaid expenses
Increase (decrease) in accounts payable	$275	$	$5,000
Increase (decrease) in accrued expenses	$6,500	$	$1,000

Net cash (used in) operating activities	$4,625	$(10,863)	$(44,219)

Cash flows from financing activities
Advances: due from Shareholders (no repayments)	$(4,625)	$10,863	$34,425
Proceeds from issuance of common stock	$-	$-	$10
Proceeds from additional capital contributions	$-	$-	$9,784

Net cash provided by financing activities	$(4,625)	$10,863	$44,219

Net increase in cash and cash equivalents	-	-	-

Cash-beginning of period		-	-

Cash-end of period	$-	$-	$-

Supplemental disclosure of cash flow information:
Taxes paid	-	-	-
Interest paid	-	-	-

See accompanying notes to financial statements.

GRACE 2, INC.
A DEVELOPMENT STAGE COMPANY
NOTES TO FINANCIAL STATEMENTS
AUGUST 31, 2010
(UNAUDITED)

NOTE 1.  DEVELOPMENT STAGE COMPANY

Grace 2, Inc., - A Developmental Stage Entity
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

b.
Cash and Cash Equivalents - For purposes of the statement of cash flows, the Company considers highly liquid financial instruments purchased with a maturity of three months or less to be cash equivalents. For the period October 27, 2005 (inception) through August 31, 2010, the Company did not maintain any bank accounts.

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

f
Recently Issued Accounting Pronouncements – as of August 31, 2010, the Company does not expect any of the recently issued accounting pronouncements to have a material impact on its financial condition or results of operations.

NOTE 3. PREFERRED STOCK

As of August 31, 2010, the Company was authorized to issue 10,000,000 shares of preferred stock; zero preferred shares were outstanding.

The preferred stock of the Company shall be issued by the Board of Directors of the Company in one or more classes or one or more series within any class and such classes or series shall have such voting powers, full or limited, or no voting powers, and such designations, preferences, limitations or restrictions as the Board of Directors of the Company may determine, from time to time.

NOTE 4. COMMON STOCK

As of August 31, 2010, the Company is authorized to issue 100,000,000 shares of common stock; 100,000 shares of common stock were outstanding.

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

As of August 31, 2010, the majority shareholder advanced the Company $20,425 for working capital purposes. The advances are not documented and do not bear any specific repayment terms.

NOTE 6. INCOME TAXES AND CHANGE IN CONTROL

As of August 31, 2010, the Company had approximately $15,122 in gross deferred tax assets resulting from net operating loss carry forwards. A valuation allowance has been recorded to fully offset these deferred tax assets because the future realization of the related income tax benefits is uncertain. Accordingly, the net provision for income taxes is zero for the period October 27, 2005 (inception) to August 31, 2010.

As of August 31, 2010, the Company could have federal net operating loss carry forwards of approximately $50,719 available to offset future taxable income through 2030.

For the period October 27, 2005 (inception) to August 31, 2010, the difference between the tax provision at the statutory federal income tax rate and the tax provision attributable to loss before income taxes is as follows (in percentages):

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

As of July 18 2008, Douglas Dyer was appointed as the Company’s President and Sole Director.

NOTE 8. GOING CONCERN

As of August 31, 2010, the Company’s financial statements are prepared using accounting principles generally accepted in the United States of America applicable to a going concern, which contemplates the realization of assets and the liquidation of liabilities in the normal course of business.

As of August 31, 2010, the Company’s current business is to pursue a business combination through acquisition, or merger with, an existing company. The Company’s ability to continue as a going concern is dependent upon its ability to develop additional sources of capital, locate and complete a merger with another company and ultimately achieve profitable operations. No assurances can be given that the Company will be successful in locating or negotiating with any target company.

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

Also, as part of the Acquisition and pursuant to the Agreement, the following changes to the Company’s directors and officers occurred:

•	Douglas Dyer resigned as the Company’s President, Chief Executive Officer, Chief Financial Officer and Secretary and Sole Director effective July 18, 2008

•	As of July 18, 2008, Douglas Dyer was appointed as the Company’s President and Sole Director.

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

Assets. At August 31, 2010, the Company had $0 in assets, compared to $0 at May 31, 2010.

Liabilities. At August 31, 2010, the Company had $40,925 in total liabilities. At May 31, 2010, the Company had total liabilities of $38,775. Total liabilities consist of Accounts Payable, Accrued Expenses (Professional Fees) and Amounts due to a Shareholder. The Accounts Payable consists of legal and accounting fees accrued for the preparation and filing the Registration Statement on Form 10-SB filed on June 19, 2006 and annual and quarterly reports filed since the effectiveness of such registration statement.

Comparison of Three Months Ended August 31, 2010 to August 31, 2009

Revenues. For the three months ended August 31, 2010 and August 31, 2009 and for the period from October 27, 2005 (Inception) to August 31, 2010, the Company had no activities that produced revenues from operations.

Net Loss.  For the three month periods ended August 31, 2010 and August 31, 2009, the Company had a net loss of $2,150 and $10,863, respectively. From the Company’s date of inception (October 27, 2005) to August 31, 2010, the Company had net losses of $50,719. These losses were mostly due to legal, accounting, audit and other professional service fees incurred in relation to the filing of the Company’s Registration Statement on Form 10-SB filed on June 19, 2006 and annual and quarterly reports filed since the effectiveness of such registration statement.

General and Administrative Expenses. For the three months ended August 31, 2010 and August 31, 2009, the Company had general and administrative expenses of $2,150 and $18,200, respectively. From the Company’s date of inception (October 27, 2005) to August 31, 2010, the Company had general and administrative expenses of $50,719. These expenses were due to legal, accounting, audit and other professional service fees incurred in relation to the filing of the Company’s Registration Statement on Form 10-SB filed on June 19, 2006 and annual and quarterly reports filed since the effectiveness of such registration statement.

Liquidity and Capital Resources

At August 31, 2010, the Company had $0 in total assets. At May 31, 2010, the Company had $0 in total assets. The Company’s current liabilities at August 31, 2010 and at May 31, 2010, totaled $40,925 and $38,775, respectively, comprised of accounts payable and advances/loans from shareholders’.

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

At August 31, 2010, the Company had no capital resources to fund administrative expenses pending acquisition of an operating company. The Company has not realized any revenues from operations since inception, and its plan of operation for the next twelve months is to locate a suitable acquisition or merger candidate and consummate a business combination. There is substantial doubt that we will continue as a going concern. The Company may need additional cash advances from its stockholder or loans from other parties to pay for operating expenses until the Company consummates a merger or business combination with a privately-held operating company. Although it is currently anticipated that the Company can satisfy its cash requirements with additional cash advances or loans from other parties, if needed, for at least the next twelve months, the Company can provide no assurance that it can continue to satisfy its cash requirements for such period.

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

N/A.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures.

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

Based upon that evaluation, our Management has concluded that, as of August 31, 2010, our disclosure controls and procedures were not effective in timely alerting management to the material information relating to us required to be included in our periodic filings with the SEC.

Our Principal Executive Officer and Principal Financial Officer have concluded that our disclosure controls and procedures had the following material weaknesses:

•
We were unable to maintain any segregation of duties within our financial operations due to our reliance on limited personnel in the finance function. While this control deficiency did not result in any audit adjustments to 2009-10 interim or annual financial statements, it could have resulted in a material misstatement that might have been prevented or detected by a segregation of duties.

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

We anticipate that these initiatives will be at least partially, if not fully, implemented by December 31, 2011, subject to our ability to obtain sufficient future financing and subject to our ability to produce revenue in the short term.

Changes in Internal Controls.

No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the fiscal quarter ended August 31, 2010 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 3. Defaults Upon Senior Securities.

N/A.

Item 4. Submission of Matters to a Vote of Security Holders.

N/A.

Item 5. Other Information.

N/A.

Item 6. Exhibits.

Index to Exhibits

Exhibit	Description

31.1
Certification of the Company’s Principal Executive Officer pursuant to 15d-15(e), under the Securities and Exchange Act of 1934, as amended, with respect to the registrant’s Quarterly Report on Form 10-Q for the quarter ended August 31, 2010.

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Principal Executive Officer).

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, there unto duly authorized.

Date: July 14, 2011	By: /s/ DOUGLAS DYER
Name: Douglas Dyer
Title: President and Director
(Principal Executive Officer,
Principal Financial Officer
and Principal Accounting Officer)