Form 10-Q
period 2010-11-30
Grace 2, Inc.
filed 2011-07-14
CIK 1366541

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended November 30, 2010

OR

☐	TRANSACTION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________________________ to ___________________________

Commission file number: 000-52062

GRACE 2, INC.

(Exact Name of Registrant as Specified in Its Charter)

Delaware	20-3708500
(State of Other Jurisdiction of Incorporation or	(I.R.S. Employer Identification Number)
Organization)

735 Broad Street, Suite 400 Chattanooga, TN	37402
(Address of Principal Executive Offices)	(Zip Code)

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

PART I

Item 1. Financial Statements.

GRACE 2, INC.
A DEVELOPMENT STAGE COMPANY
November 30, 2010

	11/30/2010	05/31/2010
	(Unaudited)	(Audited)
Current Assets
Cash	$-	$-
Total Assets	$-	$-

Liabilities And Stockholders' Deficit

Current Liabilities
Accounts Payable	$5,500	$4,725

Accrued Expenses (Professional fees)	$17,000	$9,000

Due to Shareholder	$20,425	$25,050

Note Payable	$-	$-
Total liabilities	$42,925	$38,775

Stockholders' Equity (Deficit)

Preferred stock, $.0001 par value, authorized 10,000000 shares, none issued	$-	$-
Common stock, $.0001 par value, authorized 10,000,000 shares, 100,000 issued and outstanding	$10	$10
Additional Paid-in Capital	$9,784	$9,784

Accumulated Deficit	$(52,719)	$(48,569)

Total Stockholders' Equity (Deficit)	$(42,925)	$(38,775)

Total Liabilities & Stock Holders' Equity (Deficit)	$-	$-

See accompanying notes to financial statements.

GRACE 2, INC.
A DEVELOPMENT STAGE COMPANY
STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT)
FOR THE PERIOD OCTOBER 27, 2005 (INCEPTION) TO NOVEMBER 30, 2010
(Unaudited)

				Deficit
				Accumulated
			Additional	During the	Stockholders'
	Common Stock		Paid-In	Development	Equity
	Shares	Amount	Capital	Stage	(Deficit)

Balance-October 27, 2005	-	$-	$-	$-	$-
Issuance of common shares	100,000	10	90	-	100
Net (loss)	-	-	-	(100)	(100)

Balance, June 02, 2006(1)	100,000	10	90	(100)	-
Capital contributions-shareholder	-	-	2,694	-	2,694
Net(loss)	-	-	-	(5,194)	(5,194)
Balance, May 31, 2007	100,000	10	2,784	(5,294)	(2,500)

Capital contributions-shareholder		-	5,000	-	5,000
Net(loss)				(4,500)	(4,500)
Balance, May 31, 2008	100,000	10	7,784	(9,794)	(2,000)

Capital contributions-shareholder			2,000		2,000
Net(loss)				(20,575)	(20,575)
Balance, May 31, 2009	100,000	10	9,784	(30,369)	(20,575)

Capital contributions-shareholder
Net(loss)				(14,388)	(14,388)
Balance, November 30, 2009	100,000	$10	$9,784	$(44,757)	$(34,963)

Capital contributions-shareholder
Net(loss)				(18,200)	(18,200)
Balance, May 31, 2010	100,000	$10	$9,784	$(48,569)	$(38,775)

Capital contributions-shareholder
Net(loss)				(2,150)	(2,150)
Balance, August 31, 2010	100,000	$10	$9,784	$(50,719)	$(40,925)

Capital contributions-shareholder
Net(loss)				(2,000)	(2,000)
Balance, November 30, 2010	100,000	$10	$9,784	$(52,719)	$(42,925)

(1)	Restated for comparison purposes

The financial information presented herein has been prepared by management without audit by independent certified public accountants.

The accompanying notes should be read in conjunction with the financial statements.

GRACE 2, INC.
A DEVELEOPMENT STAGE COMPANY
STATEMENT OF OPERATIONS

	3 Month	3 Month	6 Month	6 Month	For Period of (inception)October 27, 2005 to November 30,
	11/30/2010 (Unaudited)	11/30/2009 (Unaudited)	11/30/2010 (Unaudited)	11/30/2009 (Unaudited)	2010 ( Unaudited)

Sales	$-	$-	$-	$-	$-
Cost Of Goods Sold	-	-	-	-	-
Gross Profit	-	-	-	-	-

Professional Services (Accounting)
General And Administrative	$2,000	$3,525	$4,150	$14,388	$52,719
Net Profit / (Loss) From Operations	$(2,000)	$(3,525)	$(4,150)	$(14,388)	$(52,719)

Per Share Information:

Per Share Information:
Diluted, weighted average number
of common shares outstanding	100,000	100,000	100,000	100,000	100,000

Basic & Diluted, Net Profit / (Loss) per common share	$0.020	$0.035	$0.042	$0.144	$0.527

See accompanying notes to financial statements.

GRACE 2, INC.
A DEVELOPMENT STAGE COMPANY
STATEMENT OF CASH FLOWS

	3 Month		3 Month	6 Month		6 Month	Year ended		October 27, 2005 (Inception) to
	11/30/2010 (Unaudited)		11/30/2009 (Unaudited)	11/30/2010 (Unaudited)		11/30/2009 (Unaudited)	05/31/2010 (Audited)		Nov, 30,2011 (Unaudited)
Cash flows from operating activities

Net (loss)		$(2,000)	$(3,525)		$(3,650)	$(14,388)		$(18,200)	$(52,719)
Adjustments to reconcile net (loss) to net
cash used in operating activities:

Increase (decrease) in accounts payable		$500	$(375)		$775	$2,525		$225	$5,500

Increase (decrease) in accrued expenses		$1,500	$-		$8,000	$-		$9,000	$1,500

Net cash (used in) operating activities		$-	$(3,900)		$5,125	$(11,863)		$(8,975)	$(45,719)

Cash flows from financing activities
Advances - due from shareholders, (no repayments)		$-	$3,900		$(5,125)	$11,863		$8,975	$35,925
Proceeds from issuance of common stock		$-	$-		$-	$-		$-	$10

Proceeds from additional capital contributions		$-	$-		$-	$-		$-	$9,784

Net cash provided by financing activities		$-	$3,900		$(5,125)	$11,863		$8,975	$45,719

Net increase in cash and cash equivalents		$-	$-		$-	$-		$-	$-
Cash - beginning of period									-

Cash - end of period	$			$			$		-

Supplemental disclosure of cash flow information:
Taxes paid
Interest paid	$			$			$		-

.See accompanying notes to financial statements.

GRACE 2, INC.
A DEVELOPMENT STAGE COMPANY
NOTES TO FINANCIAL STATEMENTS
NOVEMBER 30, 2010
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

b.
Cash and Cash Equivalents - For purposes of the statement of cash flows, the Company considers highly liquid financial instruments purchased with a maturity of three months or less to be cash equivalents. For the period October 27, 2005 (inception) through November 30, 2010, the Company did not maintain any bank accounts.

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

f
Recently Issued Accounting Pronouncements – as of November 30, 2010, the Company does not expect any of the recently issued accounting pronouncements to have a material impact on its financial condition or results of operations.

NOTE 3. PREFERRED STOCK

As of November 30, 2010, the Company was authorized to issue 10,000,000 shares of preferred stock; zero preferred shares were outstanding.

The preferred stock of the Company shall be issued by the Board of Directors of the Company in one or more classes or one or more series within any class and such classes or series shall have such voting powers, full or limited, or no voting powers, and such designations, preferences, limitations or restrictions as the Board of Directors of the Company may determine, from time to time.

NOTE 4. COMMON STOCK

As of November 30, 2010, the Company is authorized to issue 100,000,000 shares of common stock; 100,000 shares of common stock were outstanding.

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

As of November 30, 2010, the majority shareholder advanced the Company $20,425 for working capital purposes. The advances are not documented and do not bear any specific repayment terms.

NOTE 6. INCOME TAXES AND CHANGE IN CONTROL

As of August 31, 2010, the Company had approximately $15,122 in gross deferred tax assets resulting from net operating loss carry forwards. A valuation allowance has been recorded to fully offset these deferred tax assets because the future realization of the related income tax benefits is uncertain. Accordingly, the net provision for income taxes is zero for the period October 27, 2005 (inception) to November 30, 2010.

As of November 30, 2010 the Company could have federal net operating loss carry forwards of approximately $52,719 available to offset future taxable income through 2030.

For the period October 27, 2005 (inception) to November 30, 2010, the difference between the tax provision at the statutory federal income tax rate and the tax provision attributable to loss before income taxes is as follows (in percentages):

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

As of July 18 2008, Douglas Dyer was appointed as the Company’s President and Sole Director.

NOTE 8. GOING CONCERN

As of November 30, 2010, the Company’s financial statements are prepared using accounting principles generally accepted in the United States of America applicable to a going concern, which contemplates the realization of assets and the liquidation of liabilities in the normal course of business.

As of November 30, 2010, the Company’s current business is to pursue a business combination through acquisition, or merger with, an existing company. The Company’s ability to continue as a going concern is dependent upon its ability to develop additional sources of capital, locate and complete a merger with another company and ultimately achieve profitable operations. No assurances can be given that the Company will be successful in locating or negotiating with any target company.

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

Assets. At November 30, 2010, the Company had $0 in assets, compared to $0 at May 31, 2010.

Liabilities. At November 30, 2010, the Company had $42,925 in total liabilities. At May 31, 2010, the Company had total liabilities of $38,775. Total liabilities consist of Accounts Payable, Accrued Expenses (Professional Fees) and Amounts due to a Shareholder. The Accounts Payable consists of legal and accounting fees accrued for the preparation and filing the Registration Statement on Form 10-SB filed on June 19, 2006 and annual and quarterly reports filed since the effectiveness of such registration statement.

Comparison of Three Months Ended November 30, 2010 to November 30, 2009

Revenues. For the three months ended November 30, 2010 and November 30, 2009 and for the period from October 27, 2005 (Inception) to November 30, 2010, the Company had no activities that produced revenues from operations.

Net Loss.  For the three month periods ended November 30, 2010 and November 30, 2009, the Company had a net loss of $2,000 and $3,525, respectively. From the Company’s date of inception (October 27, 2005) to November 30, 2010, the Company had net losses of $52,719. These losses were mostly due to legal, accounting, audit and other professional service fees incurred in relation to the filing of the Company’s Registration Statement on Form 10-SB filed on June 19, 2006 and annual and quarterly reports filed since the effectiveness of such registration statement.

General and Administrative Expenses. For the three months ended November 30, 2010and November 30, 2009, the Company had general and administrative expenses of $2,000 and $3,525, respectively. From the Company’s date of inception (October 27, 2005) to November 30, 2010, the Company had general and administrative expenses of $52,719. These expenses were due to legal, accounting, audit and other professional service fees incurred in relation to the filing of the Company’s Registration Statement on Form 10-SB filed on June 19, 2006 and annual and quarterly reports filed since the effectiveness of such registration statement.

Comparison of Six Months Ended November 30, 2010 to November 30, 2009

Revenues. For the six months ended November 30, 2010 and November 30, 2009 and for the period from October 27, 2005 (Inception) to November 30, 2010, the Company had no activities that produced revenues from operations.

Net Loss.  For the six months ended November 30, 2010 and November 30, 2009, the Company had a net loss of $4,150 and $14,388, respectively. From the Company’s date of inception (October 27, 2005) to November 30, 2010, the Company had net losses of $52,719. These losses were mostly due to legal, accounting, audit and other professional service fees incurred in relation to the filing of the Company’s Registration Statement on Form 10-SB filed on June 19, 2006 and annual and quarterly reports filed since the effectiveness of such registration statement.

General and Administrative Expenses. For the six months ended November 30, 2010 and November 30, 2009 the Company had general and administrative expenses of $4,150 and $14,288, respectively. From the Company’s date of inception (October 27, 2005) to November 30, 2010, the Company had general and administrative expenses of $52,719. These expenses were due to legal, accounting, audit and other professional service fees incurred in relation to the filing of the Company’s Registration Statement on Form 10-SB filed on June 19, 2006 and annual and quarterly reports filed since the effectiveness of such registration statement.

Liquidity and Capital Resources

At November 30, 2010, the Company had $0 in total assets. At May 31, 2009, the Company had $0 in total assets. The Company’s current liabilities at November 30, 2010 and at May 31, 2010, totaled $42,925 and $38,775, respectively, comprised of accounts payable and advances/loans from shareholders’.

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

At November 30, 2010, the Company had no capital resources to fund administrative expenses pending acquisition of an operating company. The Company has not realized any revenues from operations since inception, and its plan of operation for the next twelve months is to locate a suitable acquisition or merger candidate and consummate a business combination. There is substantial doubt that we will continue as a going concern. The Company may need additional cash advances from its stockholder or loans from other parties to pay for operating expenses until the Company consummates a merger or business combination with a privately-held operating company. Although it is currently anticipated that the Company can satisfy its cash requirements with additional cash advances or loans from other parties, if needed, for at least the next twelve months, the Company can provide no assurance that it can continue to satisfy its cash requirements for such period.

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

Based upon that evaluation, our Management has concluded that, as of November 30, 2010, our disclosure controls and procedures were not effective in timely alerting management to the material information relating to us required to be included in our periodic filings with the SEC.

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

Changes in Internal Controls.

No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the fiscal quarter ended November 30, 2010 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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
31.1

Certification of the Company’s Principal Executive Officer pursuant to 15d-15(e), under the Securities and Exchange Act of 1934, as amended, with respect to the registrant’s Quarterly Report on Form 10-Q for the quarter ended November 30, 2010.

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