Form 10-Q
period 2011-02-28
Grace 2, Inc.
filed 2011-07-14
CIK 1366541

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended February 28, 2011

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

PART I
Item 1. Financial Statements.

GRACE 2, INC.
A DEVELOPMENT STAGE COMPANY
BALANCE SHEET

	February 28, 2011	May 31, 2010
	(Unaudited)	(Audited)
Assets

Total Assets	$-	$-

Liabilities and Stockholders’ Equity (Deficit)

Current Liabilities
Accounts payable	4,500	4,725
Accrued Expenses (Professional Fees)	17,000	9,000
Due to shareholder	22,925	25,050

Total liabilities	44,425	38,775

Commitment and contingencies	-	-

Stockholders’ equity (deficit)

Preferred stock $.0001 par value, authorized 10,000,000 shares, none issued
Common stock, $.0001 par value, authorized 100,000,000 shares 100,000 issued and Outstanding	10	10
Additional paid-in capital	9,784	9,784
Deficit accumulated during the developmental stage	(54,219)	(48,569)

Total stockholders’ equity (deficit)	(44,425)	(38,775)
	$	$

See accompanying notes to financial statements.

GRACE 2, INC.
A DEVELOPMENT STAGE COMPANY
STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT)
FOR THE PERIOD OCTOBER 27, 2005 (INCEPTION) TO FEBRUARY 28, 2011
(Unaudited)

				Deficit
				Accumulated
			Additional	During the	Stockholders'
	Common Stock		Paid-In	Development	Equity
	Shares	Amount	Capital	Stage	(Deficit)
Balance-October 27, 2005	-	$-	$-	$-	$-
Issuance of common shares	100,000	10	90	-	100
Net (loss)	-	-	-	(100)	(100)

Balance, June 02, 2006(1)	100,000	10	90	(100)	-
Capital contributions-shareholder	-	-	2,694	-	2,694
Net(loss)	-	-	-	(5,194)	(5,194)
Balance, May 31, 2007	100,000	10	2,784	(5,294)	(2,500)

Capital contributions-shareholder		-	5,000	-	5,000
Net(loss)				(4,500)	(4,500)
Balance, May 31, 2008	100,000	10	7,784	(9,794)	(2,000)

Capital contributions-shareholder			2,000		2,000
Net(loss)				(20,575)	(20,575)
Balance, May 31, 2009	100,000	10	9,784	(30,369)	(20,575)

Capital contributions-shareholder
Net(loss)				(15,041)	(15,041)
Balance, February 28, 2010	100,000	$10	$9,784	$(45,410)	$(35,616)

Capital contributions-shareholder
Net(loss)				(18,200)	(18,200)
Balance, May 31, 2010	100,000	$10	$9,784	$(48,569)	$(38,775)

Capital contributions-shareholder
Net(loss)				(2,150)	(2,150)
Balance, August 31, 2010	100,000	$10	$9,784	$(50,719)	$(40,925)

Capital contributions-shareholder
Net(loss)				(2,000)	(2,000)
Balance, November 30, 2010	100,000	$10	$9,784	$(52,719)	$(42,925)

Capital contributions-shareholder
Net(loss)				(1,500)	(1,500)
Balance, February 28, 2011	100,000	$10	$9,784	$(54,219)	$(44,425)

(1)	Restated for comparison purposes

The financial information presented herein has been prepared by management without audit by independent certified public accountants.

The accompanying notes should be read in conjunction with the financial statements.

GRACE 2, INC.
A DEVELEOPMENT STAGE COMPANY
STATEMENT OF OPERATIONS

	3 Month	3 Month	9 Month	9 Month	Year ended	For Period of (inception)October 27, 2005 to
	02/28/2011 (Unaudited)	02/28/2010 (Unaudited)	02/28/2011 (Unaudited)	02/28/2011 (Unaudited)	05/31/2010 (Audited)	February 28, 2011 (Unaudited)

Sales	$-	$-	$-	$-	$-	$-
Cost Of Goods Sold	-	-	-	-	-	-
Gross Profit	-	-	-	-	-	-

Professional Services (Accounting)
General And Administrative	$1,500	$653	$5,650	$15,041	$18,200	$54,219
Net Profit / (Loss) From Operations	$(1,500)	$(653)	$(5,650)	$(15,041)	$(18,200)	$(54,219)

Per Share Information:

Per Share Information:
Diluted, weighted average number
of common shares outstanding	100,000	100,000	100,000	100,000	100,000	100,000

Basic & Diluted, Net Profit / (Loss) per common share	$0.015	$0.007	$0.081	$0.150	$(0.180)	$0.542

See accompanying notes to financial statements.

GRACE 2, INC.
A DEVELOPMENT STAGE COMPANY
STATEMENT OF CASH FLOWS

	3 Month		3 Month		9 Month	9 Month		Year ended		For Period of (inception)October 27, 2005 to
	02/28/2011 (Unaudited)		02/28/2010 (Unaudited)		02/28/2011 (Unaudited)	02/28/2011 (Unaudited)		05/31/2010 (Audited)		February 28, 2011 (Unaudited)
Cash flows from operating activities

Net (loss)		$(1,500)		$(653)	$(5,650)		$(15,041)		$(18,200)	$(54,219)
Adjustments to reconcile net (loss) to net cash used in operating activities:

Increase (decrease) in accounts payable		$(1,000)		$(6,275)	$(225)		$(3,750)		$225	$4,500

Increase (decrease) in accrued expenses		$-		$-	$8,000		$-		$9,000	$1,500

Net cash (used in) operating activities		$(2,500)		$(6,928)	$2,125		$(18,791)		$(8,975)	$(48,219)

Cash flows from financing activities
Advances - due from shareholders		$2,500		$6,928	$(2,125)		$18,791		$8,975	$38,425
Proceeds from issuance of common stock		$-		$-			$-		$-	$10

Proceeds from additional capital contributions		$-		$-			$-		$-	$9,784
Net cash provided by financing activities		$2,500		$6,928	$(2,125)		$18,791		$8,975	$48,219
Net increase in cash and cash equivalents		$-		$-	$-		$-		$-	$-

Cash - beginning of period										-

Cash - end of period	$		$			$		$		-

Supplemental disclosure of cash flow information:
Taxes paid
Interest paid	$		$			$		$		-

.See accompanying notes to financial statements.

GRACE 2, INC.
A DEVELOPMENT STAGE COMPANY
NOTES TO FINANCIAL STATEMENTS
FEBRUARY 28, 2011
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

b.
Cash and Cash Equivalents - For purposes of the statement of cash flows, the Company considers highly liquid financial instruments purchased with a maturity of three months or less to be cash equivalents. For the period October 27, 2005 (inception) through February 28, 2011, the Company did not maintain any bank accounts.

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

f.
Recently Issued Accounting Pronouncements – as of February 28, 2011, the Company does not expect any of the recently issued accounting pronouncements to have a material impact on its financial condition or results of operations.

NOTE 3. PREFERRED STOCK

As of February 28, 2011 the Company was authorized to issue 10,000,000 shares of preferred stock; zero preferred shares were outstanding.

The preferred stock of the Company shall be issued by the Board of Directors of the Company in one or more classes or one or more series within any class and such classes or series shall have such voting powers, full or limited, or no voting powers, and such designations, preferences, limitations or restrictions as the Board of Directors of the Company may determine, from time to time.

NOTE 4. COMMON STOCK

As of February 28, 2011, the Company is authorized to issue 100,000,000 shares of common stock; 100,000 shares of common stock were outstanding.

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

As of February 28, 2011, the majority shareholder advanced the Company $22,925 for working capital purposes. The advances are not documented and do not bear any specific repayment terms.

NOTE 6. INCOME TAXES AND CHANGE IN CONTROL

As of February 28, 2011, the Company had approximately $15,122 in gross deferred tax assets resulting from net operating loss carry forwards. A valuation allowance has been recorded to fully offset these deferred tax assets because the future realization of the related income tax benefits is uncertain. Accordingly, the net provision for income taxes is zero for the period October 27, 2005 (inception) to February 28, 2011.

As of February 28, 2011, the Company could have federal net operating loss carry forwards of approximately $54,219 available to offset future taxable income through 2030.

For the period October 27, 2005 (inception) to February 28, 2011, the difference between the tax provision at the statutory federal income tax rate and the tax provision attributable to loss before income taxes is as follows (in percentages):

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

As of July 18 2008, Douglas Dyer was appointed as the Company’s President and Sole Director.

NOTE 8. GOING CONCERN

As of February 28, 2011, the Company’s financial statements are prepared using accounting principles generally accepted in the United States of America applicable to a going concern, which contemplates the realization of assets and the liquidation of liabilities in the normal course of business.

As of February 28, 2011, the Company’s current business is to pursue a business combination through acquisition, or merger with, an existing company. The Company’s ability to continue as a going concern is dependent upon its ability to develop additional sources of capital, locate and complete a merger with another company and ultimately achieve profitable operations. No assurances can be given that the Company will be successful in locating or negotiating with any target company.

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

Assets. At February 28, 2011, the Company had $0 in assets, compared to $0 at May 31, 2010.

Liabilities. At February 28, 2011, the Company had $44,425 in total liabilities. At May 31, 2010, the Company had total liabilities of $38,775. Total liabilities consist of Accounts Payable, Accrued Expenses (Professional Fees) and Amounts due to a Shareholder. The Accounts Payable consists of legal and accounting fees accrued for the preparation and filing the Registration Statement on Form 10-SB filed on June 19, 2006 and annual and quarterly reports filed since the effectiveness of such registration statement.

Comparison of Three Months Ended February 28, 2011 to February 28, 2010

Revenues. For the three months ended February 28, 2011 and February 28, 2010 and for the period from October 27, 2005 (Inception) to February 28, 2011, the Company had no activities that produced revenues from operations.

Net Loss.  For the three month periods ended February 28, 2011 and February 28, 2010, the Company had a net loss of $1,500 and $653, respectively. From the Company’s date of inception (October 27, 2005) to February 28, 2011, the Company had net losses of $54,219. These losses were mostly due to legal, accounting, audit and other professional service fees incurred in relation to the filing of the Company’s Registration Statement on Form 10-SB filed on June 19, 2006 and annual and quarterly reports filed since the effectiveness of such registration statement.

General and Administrative Expenses. For the three months ended February 28, 2011and February 28, 2010, the Company had general and administrative expenses of $1,500 and $653, respectively. From the Company’s date of inception (October 27, 2005) to February 28, 2011, the Company had general and administrative expenses of $54,219. These expenses were due to legal, accounting, audit and other professional service fees incurred in relation to the filing of the Company’s Registration Statement on Form 10-SB filed on June 19, 2006 and annual and quarterly reports filed since the effectiveness of such registration statement.

Comparison of Nine Months Ended February 28, 2011 to February 28, 2010

Revenues. For the nine months ended February 28, 2011 and February 28, 2010 and for the period from October 27, 2005 (Inception) to February 28, 2011, the Company had no activities that produced revenues from operations.

Net Loss.  For the nine months ended February 28, 2011 and February 28, 2010, the Company had a net loss of $5,650 and $15,041, respectively. From the Company’s date of inception (October 27, 2005) to February 28, 2011, the Company had net losses of $54,219. These losses were mostly due to legal, accounting, audit and other professional service fees incurred in relation to the filing of the Company’s Registration Statement on Form 10-SB filed on June 19, 2006 and annual and quarterly reports filed since the effectiveness of such registration statement.

General and Administrative Expenses. For the nine months ended February 28, 2011 and February 28, 2010 the Company had general and administrative expenses of $5,650 and $15,041, respectively. From the Company’s date of inception (October 27, 2005) to February 28, 2011, the Company had general and administrative expenses of $54,219. These expenses were due to legal, accounting, audit and other professional service fees incurred in relation to the filing of the Company’s Registration Statement on Form 10-SB filed on June 19, 2006 and annual and quarterly reports filed since the effectiveness of such registration statement.

Liquidity and Capital Resources

At February 28, 2011, the Company had $0 in total assets. At May 31, 2009, the Company had $0 in total assets. The Company’s current liabilities at February 28, 2011 and at May 31, 2010, totaled $44,425 and $38,775, respectively, comprised of accounts payable and advances/loans from shareholders’.

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

At February 28, 2011, the Company had no capital resources to fund administrative expenses pending acquisition of an operating company. The Company has not realized any revenues from operations since inception, and its plan of operation for the next twelve months is to locate a suitable acquisition or merger candidate and consummate a business combination. There is substantial doubt that we will continue as a going concern. The Company may need additional cash advances from its stockholder or loans from other parties to pay for operating expenses until the Company consummates a merger or business combination with a privately-held operating company. Although it is currently anticipated that the Company can satisfy its cash requirements with additional cash advances or loans from other parties, if needed, for at least the next twelve months, the Company can provide no assurance that it can continue to satisfy its cash requirements for such period.

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

Based upon that evaluation, our Management has concluded that, as of February 28, 2011, our disclosure controls and procedures were not effective in timely alerting management to the material information relating to us required to be included in our periodic filings with the SEC.

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

Changes in Internal Controls.

No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the fiscal quarter ended February 28, 2011 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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
31.1
Certification of the Company’s Principal Executive Officer pursuant to 15d-15(e), under the Securities and Exchange Act of 1934, as amended, with respect to the registrant’s Quarterly Report on Form 10-Q for the quarter ended February 28, 2011.

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