Form 10-K
period 2011-05-31
Grace 2, Inc.
filed 2011-10-06
CIK 1366541

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: May 31, 2011

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

As of August 31, 2011, no public market has been developed for the Company’s securities.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date:

As of October 6, 2011, there were 2,600,000 shares of Common Stock, $0.0001 par value per share, issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE:
None

CERTIFICATIONS

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

CONTROL BY MANAGEMENT.

Management currently owns approximately 100% of all the issued and outstanding capital stock of the Company. Consequently, management has the ability to influence control of our operations and, acting together, will have the ability to influence or control substantially all matters submitted to stockholders for approval, including:

•	Election of the board of directors;

•	Removal of any directors;

•	Amendment of our certificate of incorporation or bylaws; and

•	Adoption of measures that could delay or prevent a change in control or impede a merger, takeover or other business combination.

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

Common Stock

The Company is authorized by its Certificate of Incorporation to issue an aggregate of 110,000,000 shares of capital stock, of which 100,000,000 are shares of Common Stock, par value $0.0001 per share (the “Common Stock”). As of the date hereof, 2,600,000 shares of Common Stock are issued and outstanding, and there are two holders of record of the Common Stock.

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

On June 9, 2011, the Company issued 1,000,000 shares of common stock pursuant to a stock purchase agreement for consideration of $100. On August 8, 2011, the Company issued 1,500,000 shares of common stock pursuant to a stock purchase agreement for consideration of $150. The Company issued these shares of Common Stock under the exemption from registration provided by Section 4(2) of the Securities Act, as the issuance did not involve a public sale of securities.

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

As of May 31, 2011, all amounts owed on the convertible promissory note have been paid in full satisfaction.

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

Revenues. For the fiscal year ended May 31, 2011 and 2010 and for the period from October 27, 2005 (Inception) to May 31, 2011, the Company had no activities that produced revenues from operations.

Assets. At May 31, 2011, the Company had $0 in assets, compared to $0 at May 31, 2010.

Net Loss. For the fiscal year ended May 31, 2011 and 2010, the Company had a net loss of $83,650 and $18,200, respectively. From the Company’s date of inception (October 27, 2005) to May 31, 2011, the Company had net losses of $132,219. These losses were mostly due to legal, accounting, audit and other professional service fees incurred in relation to the filing of the Company’s Registration Statement on Form 10-SB filed on June 19, 2006 and annual and quarterly reports filed since the effectiveness of such registration statement.

Liabilities. At May 31, 2011, the Company had $122,425 in liabilities, consisting of Accounts Payable, Accrued Expenses and amounts Due Shareholder, compared to $38,775 at May 31, 2010. The Accounts Payable consists of legal and accounting fees accrued for the preparation and filing the Registration Statement on Form 10-SB filed on June 19, 2006 and annual and quarterly reports filed since the effectiveness of such registration statement.

General and Administrative Expenses. For the fiscal years ended May 31, 2011 and 2010, the Company had general and administrative expenses of $83,650 and $18,200 respectively. From the Company’s date of inception (October 27, 2005) to May 31, 2011, the Company had general and administrative expenses of $132,219. These expenses were due to legal, accounting, audit and other professional service fees incurred in relation to the filing of the Company’s Registration Statement on Form 10-SB filed on June 19, 2006 and annual and quarterly reports filed since the effectiveness of such registration statement.

Liquidity and Capital Resources

At May 31, 2011 and 2010, the Company had total assets equal to $0 and $0, respectively. The Company’s current liabilities at May 31, 2011 and 2010 totaled $122,425 and $38,775, respectively, comprised accounts payable.

The following is a summary of the Company's cash flows from operating, investing, and financing activities:

For the Cumulative Period from October 27, 2005 (Inception) to May 31, 2011

Operating activities	$(132,219)
Investing activities	-
Financing activities	$44,219

Net effect on cash	$-

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

CONTRACTUAL OBLIGATIONS AS OF May 31, 2011

There are no contractual obligations on the Company’s Balance sheet as of May 31, 2011.

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

 Item 8. Financial Statements and Supplementary Data

18                 REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
 BALANCE SHEET
19   STATEMENT OF OPERATIONS
20   STATEMENT OF CHANGES IN DEFICIENCY IN ASSETS
21   STATEMENT OF CASH FLOWS
22          NOTES TO THE FINANCIAL STATEMENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders
Grace 2, Inc.
A Development Stage Company

We have audited the accompanying balance sheets of Grace 2, Inc. (“the Company”), a development stage company, as of May 31, 2011 and 2010 and the related statements of operations, changes in stockholders’ equity (deficit), and cash flows for the years then ended and the period October 27, 2005 (inception) through May 31, 2011. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company, a development stage company, as of May 31, 2011 and 2010, and the results of its operations and its cash flows for the period October 27, 2005 (inception) through May 31, 2011, in conformity with accounting principles generally accepted in the United States of America.

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

/s/ W.T. Uniack & Co. CPA’s P.C.

W.T. Uniack & Co. CPA’s P.C.

October 3, 2011

GRACE 2, INC.
A DEVELOPMENT STAGE COMPANY
BALANCE SHEET

	05/31/2011	05/31/2010

ASSETS

Total assets	$-	$-

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
Accrued Expenses	20,000	9,000
Accounts payable	68,000	4,725
Due to shareholder	34,425	25,050

Total liabilities	122,425	38,775

Commitment and contingencies	-	-

Stockholders' equity (deficit)
Preferred stock, $.0001 par value, authorized 10,000,000 shares, none issued	-	-
Common stock, $.0001 par value, authorized 100,000,000 shares 100,000 issued and outstanding	10	10
Additional paid-in capital	9,784	9,784
Deficit accumulated during the development stage	(132,219)	(48,569)

Total stockholders' equity (deficit)	(122,425)	(38,775)

Total liabilities and stockholders' equity (deficit)	$-	$-

The accompanying notes are an integral part of these financial statements.

GRACE 2, INC.
A DEVELOPMENT STAGE COMPANY
STATEMENTS OF OPERATIONS

			For the period
	For the year	For the year	October 27, 2005
	ended	ended	(Inception) to
	May 31, 2011	May 31, 2010	May 31, 2011

Net sales	$-	$-	$-

Cost of sales	-	-	-

Gross profit	-	-	-

General and administrative expenses	83,650	18,200	132,219

Net loss	$(83,650)	$(18,200)	$(132,219)

Weighted average number of common shares outstanding (basic and fully diluted)	100,000	100,000	100,000

Basic and diluted (loss) per common share	$(0.837)	$(0.18)	$(1.322)

The accompanying notes are an integral part of these financial statements.

A DEVELOPMENT STAGE COMPANY
STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT)

				Accumulated Loss
			Additional	During the	Stockholders'
	Common Stock		Paid-In	Development	Equity
	Shares	Amount	Capital	Stage	(Deficit)

Balance-October 27, 2005	-	-	-	-	-

Issuance of common shares	100,000	$10	$90	-	$100

Net loss	-	-	-	$(100)	$(100)

Balance, June 02, 2006	100,000	$10	$90	$(100)	-

Capital contributions-shareholder	-	-	$2,694	-	$2,694

Net(loss)	-	-	-	$(5,194)	$(5,194)

Balance, May 31, 2007	100,000	$10	$2,784	$(5,294)	$(2,500)

Capital contributions-shareholder		-	$5,000	-	$5,000

Net(loss)				$(4,500)	$(4,500)

Balance, May 31, 2008	100,000	$10	$7,784	$(9,794)	$(2,000)

Capital contributions-shareholder			$2,000		$2,000

Net(loss)				$(20,575)	$(20,575)

Balance, May 31, 2009	100,000	$10	$9,784	$(30,369)	$(20,575)

Capital contributions-shareholder

Net(loss)				$(18,200)	$(18,200)

Balance, May 31, 2010	100,000	$10	$9,784	$(48,569)	$(38,775)

Capital contributions-shareholder

Net(loss)				$(83,650)	$(83,650)

Balance May 31, 2011	100,000	$10	$9,784	$(132,219)	$(122,425)

The accompanying notes are an integral part of these financial statements.

GRACE 2, INC.
A DEVELOPMENT STAGE COMPANY
STATEMENTS OF CASH FLOWS

			Period from
	For the year	For the year	October 27, 2005
	ended	ended	(inception ) to
	May 31, 2011	May 31, 2010	May 31, 2011
Cash flows from operating activities
Net (loss)	$(83,650)	$(18,200)	$(132,219)

Adjustments to reconcile net (loss) to net cash used in operating activities:
Increase (decrease) in accrued expenses	11,000	9,000	20,000
Increase (decrease) in accounts payable	63,275	225	68,000

Net cash (used in) operating activities	(9,375)	(8,975)	(44,219)

Cash flows from financing activities
Advances - due to shareholders, (no repayments)	9,375	8,975	34,425
Proceeds from issuance of common stock	-	-	10
Proceeds from additional capital contributions	-	-	9,784

Net cash provided by financing activities	9,375	8,975	44,219

Net increase in cash and cash equivalents	-	-	-

Cash - beginning of period	-	-	-

Cash - end of period	$-	$-	$-

Supplemental disclosure of cash flow information:
Taxes paid	-	-
Interest paid	$-	$-	$-

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

b.
Cash and Cash Equivalents - For purposes of the statement of cash flows, the Company considers highly liquid financial instruments purchased with a maturity of three months or less to be cash equivalents. For the period October 27, 2005 (inception) through May 31, 2011, the Company did not maintain any bank accounts.

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

f.
Recently Issued Accounting Pronouncements – as of May 31, 2011 and 2010, the Company does not expect any of the recently issued accounting pronouncements to have a material impact on its financial condition or results of operations.

NOTE 3. PREFERRED STOCK

As of May 31, 2011 and 2010, the Company was authorized to issue 10,000,000 shares of preferred stock; zero preferred shares were outstanding.

The preferred stock of the Company shall be issued by the Board of Directors of the Company in one or more classes or one or more series within any class and such classes or series shall have such voting powers, full or limited, or no voting powers, and such designations, preferences, limitations or restrictions as the Board of Directors of the Company may determine, from time to time.

NOTE 4. COMMON STOCK

As of May 31, 2011 and 2010, the Company is authorized to issue 100,000,000 shares of common stock; 100,000 shares of common stock were outstanding.

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

As of May 31, 2011 and 2010, the majority shareholder advanced the Company $34,425 and $25,050 respectively for working capital purposes. The advances are not documented and do not bear any specific repayment terms.

NOTE 6. INCOME TAXES AND CHANGE IN CONTROL

As of May 31, 2011, the Company had approximately $44,954 in gross deferred tax assets resulting from net operating loss carry forwards. A valuation allowance has been recorded to fully offset these deferred tax assets because the future realization of the related income tax benefits is uncertain. Accordingly, the net provision for income taxes is zero for the period October 27, 2005 (inception) to May 31, 2011.

As of May 31, 2011, the Company could have federal net operating loss carry forwards of approximately $133,000 available to offset future taxable income through 2031.

For the period October 27, 2005 (inception) to May 31, 2011, the difference between the tax provision at the statutory federal income tax rate and the tax provision attributable to loss before income taxes is as follows (in percentages):

The Company is in the process of finalizing its income tax returns.

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

As of July 18 2008, Douglas Dyer was appointed as the Company’s President and Sole Director.

NOTE 8. GOING CONCERN

As of May 31, 2011 and 2010, the Company’s financial statements are prepared using accounting principles generally accepted in the United States of America applicable to a going concern, which contemplates the realization of assets and the liquidation of liabilities in the normal course of business.

As May 31, 2011 and 2010, the Company’s current business is to pursue a business combination through acquisition, or merger with, an existing company. The Company’s ability to continue as a going concern is dependent upon its ability to develop additional sources of capital, locate and complete a merger with another company and ultimately achieve profitable operations. No assurances can be given that the Company will be successful in locating or negotiating with any target company.

NOTE 9. Subsequent Events (Unaudited)

Subsequent to year end Grace 2, Inc., [the Company] has executed a term sheet to have a private operating company reverse merge with and into the Company.  Negotiations are ongoing and it is management’s opinion that it will culminate into an executed merger agreement soon.  Terms are non-binding, but do contain an exclusivity provision to the Company through December 31, 2011.

On June 9, 2011, the Company, the Company issued 1,000,000 shares of common stock to CPI pursuant to a stock purchase agreement for consideration of $100, and 1,500,000 shares of common stock to several consultants for services rendered. The Company issued these shares of Common Stock under the exemption from registration provided by Section 4(2) of the Securities Act, as the issuance did not involve a public sale of securities.

 Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9AT. Controls and Procedures

Disclosure Controls and Procedures

Under the supervision and with the participation of our sole officer, sole director, Principal Executive Officer and Principal Financial Officer, Mr. Douglas Dyer, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) of the Exchange Act as of a date (the "Evaluation Date") within ninety (90) days prior to the filing of our May 31, 2011 Form 10-K.

Based upon that evaluation, our Management has concluded that, as of May 31, 2011, our disclosure controls and procedures were not effective in timely alerting management to the material information relating to us required to be included in our periodic filings with the SEC.

Our Principal Executive Officer/Principal Financial Officer has concluded that our disclosure controls and procedures had the following material weaknesses:

•
We were unable to maintain any segregation of duties within our financial operations due to our reliance on limited personnel in the finance function. While this control deficiency did not result in any audit adjustments to our 2011 interim or annual financial statements, it could have resulted in a material misstatement that might have been prevented or detected by a segregation of duties.

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

Our management, with the participation of our sole officer, sole director, Principal Executive Officer and Principal Financial Officer, Mr. Douglas Dyer assessed the effectiveness of our internal control over financial reporting as of May 31, 2011. In making this assessment, we used the criteria set forth by the Committee of Sponsoring Organizations of The Treadway Commission (COSO) in Internal Control-Integrated Framework. Based on that assessment under such criteria, management concluded that our internal controls over financial reporting were not effective as of May 31, 2011 due to control deficiencies that constituted material weaknesses.

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

Changes in Controls and Procedures

There were no significant changes made in our internal controls over financial reporting during the year ended May 31, 2011 that have materially affected or are reasonably likely to materially affect these controls. Thus, no corrective actions with regard to significant deficiencies or material weaknesses were necessary.

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

Item 9B. Other Information

None

PART III

Item 10. Directors, Executive Officers and Corporate Governance

(a) Identification of Directors, Executive Officers, Promoters, and Control Persons for the fiscal year ended May 31, 2011:

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

Item 11. Executive Compensation

The following table sets forth the cash compensation paid by the Company to its President and all other executive officers for services rendered during the fiscal year ended May 31, 2011.

Name and Position	Year	Annual Compensation

Douglas A. Dyer, President & Sole Director	2011	None

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

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth certain information, as of the date of this Report with respect to any person (including any “group,” as that term is used in Section 13(d)(3) of the Exchange Act who is known us to be the beneficial owner of more than five percent (5%) of any class of our voting securities, and as to those shares of our equity securities beneficially owned by each of our directors, our executive officers and all of our directors and executive officers and all of our directors and executive officers as a group. In general, “beneficial ownership” includes those shares a shareholder has the power to vote or the power to transfer, and stock options and other rights to acquire Common Stock that are exercisable currently or become exercisable within 60 days. Except as indicated otherwise, the persons named in the table below have sole voting and investment power with respect to all shares shown as beneficially owned by them. Unless otherwise indicated, the address for each person is c/o Grace 2, Inc., 735 Broad Street, Suite 400, Chattanooga, TN 37402. As of the Record Date, there were 2,600,000 shares of Common Stock issued and outstanding.

Name of Beneficial Owner	Class of Voting Stock	Number of Shares of Voting Stock Beneficially Owned	Percentage of Class (1)

Douglas A. Dyer and James H. Brennan, III (2)	Common Stock	303,481	11.6%
Christmas Cove Corp., Inc.	Common Stock	500,000	19.2%
Lanterns, LLC	Common Stock	450,000	17.3%
Fremont Street Partners, LLC	Common Stock	550,000	21.2%

All Officers & Directors As a Group (1 Persons)	Common Stock	303,481	11.6%

(1)	Based on 2,600,000 shares of Common Stock issued and outstanding as of October 5, 2011.
(2)
The shareholder of record to these securities is Broad Street Ventures, LLC, a Tennessee limited liability company (“BSV”). Messrs. Dyer and Brennan are the principal owners and managing members of BSV, and therefore are deemed to beneficially own these 303,481 shares of Grace 2 common stock, approximately 11.6% of the current issued and outstanding. These shares are jointly and beneficially held by Messrs. Dyer and Brennan.

Item 13. Certain Relationships and Related Transactions, and Director Independence

The Company utilizes the office space and equipment of its majority shareholder at no cost. Management estimates such amounts to be immaterial.

As of May 31, 2011, the majority shareholder advanced the Company $16,075 for working capital purposes. The advances are not documented and do not bear any specific repayment terms.

As of May 31, 2011, the former sole shareholder of the Company advanced the Company $9,694 for working capital purposes. These advances were classified as capital contributions and reflected as such in additional paid in capital.

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

2011	$ 10,050	W.T. Uniack & Co. CPA’s P.C.
2010	$ 9,500	W.T. Uniack & Co. CPA’s P.C

(2) Audit-Related Fees

The aggregate fees billed in each of the last two fiscal years for assurance and related services by the principal accountants that are reasonably related to the performance of the audit or review of our financial statements and are not reported in the preceding paragraph:

2011	$ 0	W.T. Uniack & Co. CPA’s P.C.
2010	$ 0	W.T. Uniack & Co. CPA’s P.C

(3) Tax Fees

The aggregate fees billed in each of the last two fiscal years for professional services rendered by the principal accountant for tax compliance, tax advice, and tax planning were:

2011	$ 0	W.T. Uniack & Co. CPA’s P.C.
2010	$ 0	W.T. Uniack & Co. CPA’s P.C

 (4) All Other Fees

The aggregate fees billed in each of the last two fiscal years for the products and services provided by the principal accountant, other than the services reported in paragraphs (1), (2), and (3) was:

2011	$ 0	W.T. Uniack & Co. CPA’s P.C.
2010	$ 0	W.T. Uniack & Co. CPA’s P.C

PART IV.
Item 15. Exhibits and Reports on Form 8-K

Exhibit	Description
*3.1	Certificate of Incorporation, as filed with the Delaware Secretary of State on October 27, 2005.

*3.2	By-Laws

31.1
Certification of the Company’s Principal Executive Officer and Principal Financial Officer pursuant to 15d-15(e), under the Securities and Exchange Act of 1934, as amended, with respect to the registrant’s Annual Report on Form 10-K for the year ended May 31, 2011.

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

Date: October 6, 2011	By: /s/ DOUGLAS DYER
Name: Mr. Douglas Dyer
Title: President and Sole Director
(Principal Executive Officer,
Principal Financial Officer
and Principal Accounting Officer)

Signature	Title	Date

/s/ DOUGLAS DYER	President and Sole Director	October 6, 2011
(Principal Executive Officer,
Principal Financial Officer
and Principal Accounting Officer)
Mr. Douglas Dyer