Form 10-K/A
period 2011-05-31
Grace 2, Inc.
filed 2011-10-24
CIK 1366541

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

(Amendment No. 1)

(Mark One)

☒	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: May 31, 2011

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________ to ________

Commission File No. 000-52062

GRACE 2, INC.

(Exact name of registrant as specified in its charter)

Delaware	20-3708500
(State or other jurisdiction of	(I.R.S. employer
incorporation or formation)	identification number)

615 Arapeen Drive, Suite 102

Salt Lake City, UT 84108

 (Address of principal executive offices)

Issuer’s telephone number:	801-582-5400
Issuer’s facsimile number:	801-582-5401

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

        Yes ☐ No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.             Yes ☒ No☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 229.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No☒

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

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date:

As of October 20, 2011, there were 24,557,632 shares of Common Stock, $0.0001 par value per share, issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE:

None

Explanatory Note

We are filing this Amendment No. 1 ("Form 10-K/A") to our Annual Report on Form 10-K for the Fiscal Year Ended May 31, 2011, originally filed with the Securities and Exchange Commission (the "SEC") on October 6, 2011 (the "Form 10-K") in order to file the interactive data files in XBRL format required by Rule 405 of Regulation S-T and Item 601 of Regulation S-K.

In accordance with Rule 12b-15 under the Securities Exchange Act of 1934, as amended, each item of the Form 10-K that is amended by this Form 10-K/A is restated in its entirety, and this Form 10-K/A is accompanied by currently dated certifications on Exhibits 31.1, 31.2, and 32.1 and 32.2 by our Chief Executive Officer and Chief Financial Officer.

Except as expressly set forth in this Form 10-K/A, we are not amending any other part of the Form 10-K. This Form 10-K/A does not reflect events occurring after the filing of the Form 10-K or modify or update any related or other disclosures, including forward-looking statements, unless expressly noted otherwise. Accordingly, this Form 10-K/A should be read in conjunction with the Form 10-K and with our other filings made with the SEC subsequent to the filing of the Form 10-K, including any amendments to those filings.

Exhibits and Reports on Form 8-K

(a)

Exhibits

Exhibit	Description

3.1

Certificate of Incorporation, as filed with the Delaware Secretary of State on October 27, 2005 (filed as Exhibit 3.1 to the Company’s Registration on Form 10-SB, filed on June 19, 2006 and incorporated herein by reference).

3.2

By-Laws (filed as Exhibit 3.2 to the Company’s Registration on Form 10-SB, filed on June 19, 2006 and incorporated herein by reference).

31.1*

Certification of the Company’s Principal Executive Officer pursuant to 15d-15(e), under the Securities and Exchange Act of 1934, as amended, with respect to the registrant’s Annual Report on Form 10-K for the year ended May 31, 2011.

31.2*

Certification of the Company’s Principal Financial Officer pursuant to 15d-15(e), under the Securities and Exchange Act of 1934, as amended, with respect to the registrant’s Annual Report on Form 10-K for the year ended May 31, 2011.

32.1*

 Certification of the Company’s Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Chief Executive Office and Chief Financial Officer).

32.1*

 Certification of the Company’s Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Chief Executive Office and Chief Financial Officer).

101.INS**          XBRL INSTANCE DOCUMENT

101.SCH**         XBRL TAXONOMY EXTENSION SCHEMA DOCUMENT

101.CAL**         XBRL TAXONOMY EXTENSION CALCULATION LINKBASE DOCUMENT

101.LAB**         XBRL TAXONOMY EXTENSION LABEL LINKBASE DOCUMENT

101.PRE**         XBRL TAXONOMY EXTENSION PRESENTATION LINKBASE DOCUMENT

101.DEF**         XBRL TAXONOMY EXTENSION DEFINITION LINKBASE DOCUMENT

*    Filed herewith.

**  Furnished herewith.

(b)

Reports on Form 8-K. None

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: October 24, 2011	By: /s/ DEBORAH A. EPPSTEIN, PH.D.
Deborah A. Eppstein, Ph.D. President and Chief Executive Officer, Director (Principal Executive Officer)

Signature	Title	Date
GRACE 2, INC.

Dated: October 24, 2011	By:	/s/ DEBORAH A. EPPSTEIN, PH.D.
Deborah A. Eppstein, Ph.D. President and Chief Executive Officer, Director (Principal Executive Officer)

Dated: October 24, 2011	By:	/s/ STEVEN J. BORST
Steven J. Borst, M.B.A. Chief Financial Officer and Vice President of Corporate Development (Principal Financial Officer, Principal Accounting Officer)

4