Form 10-Q
period 2011-08-31
Grace 2, Inc.
filed 2011-12-02
CIK 1366541

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

_______

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended August 31, 2011

OR

☐	TRANSACTION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________________________ to ___________________________

Commission file number: 000-52062

Q HOLDINGS, INC.

(Exact Name of Registrant as Specified in Its Charter)

Delaware	20-3708500
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification Number)

615 Arapeen Drive, Suite 102 Salt Lake City, UT	84108
(Address of Principal Executive Offices)	(Zip Code)

Issuer’s telephone number:	801-582-5400
Issuer’s facsimile number:	801-582-5401

(Registrant’s Telephone Number, Including Area Code)

GRACE 2, INC

(Former Name, Former Address and Former Fiscal Year, If Changed Since Last Report)

Copies to:

The Sourlis Law Firm

Joseph M. Patricola, Esq.

The Courts of Red Bank

130 Maple Avenue, Suite 9B2

Red Bank, New Jersey 07701

(732) 530-9007

www.SourlisLaw.com

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ___

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐ No ✓

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer,” "non-accelerated filer" and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☒ No ☐

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

As of December 2, 2011, subsequent to the merger with Q Therapeutics, there were 24,557,632 shares of Common Stock, $0.0001 par value per share, issued and outstanding.

Exhibit 31.1

Exhibit 31.2

Exhibit 32.1

Exhibit 32.2

EX-101 INSTANCE DOCUMENT

EX-101 SCHEMA DOCUMENT

EX-101 CALCULATION LINKBASE DOCUMENT

EX-101 LABELS LINKBASE DOCUMENT

EX-101 PRESENTATION LINKBASE DOCUMENT

EX-101 DEFINITION LINKBASE DOCUMENT

PART I

Item 1. Financial Statements

Grace 2, Inc. ( A Development Stage Company)
Condensed Balance Sheets (Unaudited)
As of
	31-Aug-11	31-May-11
Liabilities and Stockholders’ Deficit

Current Liabilities:
Accounts payable	$60,800	$68,000

Accrued expenses (professional fees)	20,000	20,000

Due to stockholder	41,375	34,425

Total Current Liabilities	122,175	122,425

Stockholders' Deficit:

Preferred stock, $.0001 par value: Authorized	-	-
10,000,000 shares, none issued
Common stock, $.0001 par value: Authorized	260	10
100,000,000 shares, 2,600,000 and 100,000
shares issued and outstanding, respectively
Additional paid-in capital	9,784	9,784

Accumulated Deficit	(132,219)	(132,219)

Total Stockholders' Deficit	(122,175)	(122,425)

Total Liabilities and Stockholders’ Deficit	$ -	$ -

The accompanying notes are an integral part of these condensed financial statements

Grace 2, Inc. (A Development Stage Company)
Condensed Statements of Operations

For the Three Months Ended
	31-Aug-11	31-Aug-10	For the period of inception to (October 27, 2005) to August 31, 2011
	(Unaudited)		(Unaudited)
Sales	$ -	$ -	$ -

		2,150	132,219
Net loss from operations	$ -	$ (2,150)	$ (132,219)

Provision for income taxes	-	-	-
Net loss	$ -	$ (2,150)	$ (132,219)

Per Share Information:
Basic and diluted, weighted
average number of common
shares outstanding	1,377,174	100,000	100,000

Basic and diluted, net loss per
common share	$ -	$ (0.02)	$ (1.32)

The accompanying notes are an integral part of these condensed financial statements

Grace 2, Inc. (A Development Stage Company)
Condensed Statements of Cash Flows

	For the Three Months Ended		For the Period from inception
	August 31, 2011	August 31, 2010	(October 27, 2005) to August 31, 2011
	(Unaudited)		(Unaudited)

Cash flows from operating activities:

Net loss	$ -	$ (2,150)	$ (132,219)

Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Increase (decrease) in accounts payable	(7,200)	275	60,800

Increase (decrease) in accrued expenses	-	6,500	20,000

Net cash (used in) provided by operating activities	(7,200)	4,625	(51,419)

Cash flows from financing activities
Advances from (repayments to) stockholders	6,950	(4,625)	41,375
Proceeds from issuance of common stock	250	-	260

Proceeds from additional capital contributions	-	-	9,784

Net cash provided by (used in) financing activities	7,200	(4,625)	51,419

Net change in cash	-	-	-
Cash - beginning of the period			-

Cash - end of the period	$ -	$ -	$ -

The accompanying notes are an integral part of these condensed financial statements

Grace 2, Inc. (A Development Stage Company)
Notes to Condensed Financial Statements

NOTE 1.  ORGANIZATION AND PRESENTATION

Grace 2, Inc. (the Company) was incorporated in the State of Delaware on October 27, 2005 and is in the development stage.

The Company is considered to be a development stage company as it has yet to generate any revenues.  The financial statements included herein are presented in accordance with the Financial Accounting Standards Board (FASB) Accounting Standards Codification (ASC) 915, “Development Stage Entities.” The Company is subject to the risks associated with activities of development stage companies.

As a blank check or shell company, the Company’s business is to pursue a business combination through acquisition, or merger with an operating company. As of the date of the financial statements, the Company identified a possible business combination candidate. See the subsequent event in note 8.  The Company has conducted negotiations, entered into a letter of intent concerning the target business and consummated the merger.

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The accompanying unaudited condensed financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission (SEC) on a basis consistent with the  Company’s annual financial statements and, in the opinion of management, reflect all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the financial information set forth therein.  Certain information and note disclosures normally included in the financial statements prepared in accordance with U.S. generally accepted accounting principles (U.S. GAAP) have been condensed or omitted pursuant to SEC rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading.  Operating results for the three months ended August 31, 2011, are not necessarily indicative of the results that may be expected for the year ending May 31, 2012.

The accompanying financial statements are prepared in accordance with U.S. GAAP.  Significant accounting policies are as follows:

a.

Use of Estimates - The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the amounts of assets and liabilities and disclosure of contingent assets and liabilities at the balance sheet dates and the reported amounts of revenues and expenses during the reporting periods.  Actual results could differ from those estimates.

b.

Cash Equivalents - For purposes of the statement of cash flows, the Company considers highly liquid financial instruments purchased with a maturity of three months or less to be cash equivalents. For the period October 27, 2005 (inception) through August 31, 2011, the Company did not have any cash equivalents.

c.

Income Taxes - The Company utilizes the liability method of accounting for income taxes. Under the liability method, deferred income tax assets and liabilities are determined based on the differences between the financial reporting basis and tax basis of the assets and liabilities, and are measured using enacted tax rates that will be in effect when the differences are expected to reverse. An allowance against the net deferred income tax assets is recognized, when it is more likely than not, that such tax benefits will not be realized.

d.

Net Loss per Common Share - Basic net loss per common share is calculated using the weighted-average number of common shares outstanding during each period. Diluted net loss per common share includes potentially dilutive common stock equivalents, such as outstanding options and warrants, in the determination of dilutive common shares outstanding during each period.

e.	Fair Value of Financial Instruments - The carrying value of accounts payable approximates fair value due to their short-term nature.

f

Recently Issued Accounting Pronouncements – As of August 31, 2011, the Company does not expect any of the recently issued accounting pronouncements to have a material impact on its financial position or results of operations.

NOTE 3. PREFERRED STOCK

As of August 31, 2011, the Company was authorized to issue 10,000,000 shares of preferred stock; however, no shares of preferred stock were outstanding.

The preferred stock of the Company shall be issued by the board of directors of the Company in one or more classes or one or more series within any class and such classes or series shall have such voting powers, full or limited, or no voting powers, and such designations, preferences, limitations or restrictions as the board of directors of the Company may determine, from time to time.

NOTE 4. COMMON STOCK

As of August 31, 2011, the Company was authorized to issue 100,000,000 shares of common stock and 2,600,000 shares were outstanding.

Holders of shares of common stock shall be entitled to cast one vote for each share held at all stockholders’ meetings for all purposes, including the election of directors. The common stock does not have cumulative voting rights. No holder of shares of stock of any class shall be entitled as a matter of right to subscribe for or purchase or receive any part of any new or additional issue of shares of stock of any class, or of securities convertible into shares of stock of any class, whether now or hereafter authorized or whether issued for money, for consideration other than money, or by way of dividend.

On June 9, 2011, the Company issued 1,000,000 shares of common stock to Caledonia Capital Partners, LLC pursuant to a stock purchase agreement for consideration of $100.

On August 8, 2011, the Company issued 1,500,000 shares of common stock to several consultants for services rendered.  The Company issued these shares of common stock under the exemption from registration provided by Section 4(2) of the Securities Act, as the issuance did not involve a public sale of securities.

NOTE 5. RELATED-PARTY TRANSACTIONS

The Company utilizes the office space and equipment of its majority stockholder at no cost. Management believes such amounts to be immaterial.

As of August 31, 2011, the majority stockholder advanced the Company $41,375 for working capital purposes. The advances do not bear any specific repayment terms.

NOTE 6. INCOME TAXES AND CHANGE IN CONTROL

As of August 31, 2011, the Company had approximately $45,000 in gross deferred income tax assets resulting from net operating loss carry forwards. A valuation allowance has been recorded to fully offset these deferred income tax assets because the future realization of the related income tax benefits is uncertain. Accordingly, the net provision for income taxes is zero.

As of August 31, 2011, the Company has federal net operating loss carry forwards of approximately $132,000 available to offset future taxable income, if any, through 2032.

For the period October 27, 2005 (inception) to August 31, 2011, the difference between the tax provision at the statutory federal income tax rate and the tax provision attributable to loss before income taxes is as follows (in percentages):

Statutory federal income tax rate	(34)%
State taxes - net of federal benefits	(5)%
Valuation allowance	39%

Effective income tax rate	0%

The stock purchase transaction that took place in July 2008 caused a change in control of the Company, as defined by Section 382 of the Internal Revenue Code.  Therefore, the federal net operating loss carry forwards as of the date of the transaction are limited under Section 382 of the Internal Revenue Code. No tax returns have been filed for the Company since inception. The Company is a C corporation and is domiciled within the State of Delaware.

NOTE 7. GOING CONCERN

As of August 31, 2011 and for the period then ended, the Company’s condensed financial statements are prepared assuming the Company will continue as a  going concern, which contemplates the realization of assets and the liquidation of liabilities in the normal course of business.

As of August 31, 2011, the Company’s current business was to pursue a business combination through acquisition, or merger with, an operating company. The Company’s ability to continue as a going concern is dependent upon its ability to develop additional sources of capital, locate and complete a merger with another company and ultimately achieve profitable operations. No assurances can be given that the Company will be successful in its objectives.

NOTE 8. SUBSEQUENT EVENT

Subsequent to August 31, 2011, the Company merged into another entity.

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

Plan of Operation and Going Concern Presentation

The Company has not realized any revenues from operations since inception, and, as of August 31, 2011, its plan of operation has been to locate a suitable acquisition or merger candidate and consummate a business combination.

Since our formation on October 27, 2005, and through August 31, 2011, our purpose has been to effect a business combination with an operating business which we believe has significant growth potential. As of August 31, 2011, we were considered to be a blank check or shell company in as much as, at that time, we had no business plans, no operations, revenues or employees. Subsequent to the period of this report, we have consummated a merger with another entity.

Changes in Control of Registrant

On July 7, 2008 (the Effective Date), pursuant to the terms of a Stock Purchase Agreement (the Agreement), Broad Street Ventures, LLC, a limited liability company formed in the State of Colorado (BSV) purchased a total of 96,000 shares of the issued and outstanding common stock of Grace 2, Inc., a Delaware corporation (the Company), from Getting You There, LLC, the sole stockholder of the Company (GYT). The total of 96,000 shares represents 96% of the shares of outstanding common stock of the Company (the Acquisition).

Also, as part of the Acquisition and pursuant to the Agreement, the following changes to the Company’s directors and officers occurred:

•	Douglas Dyer resigned as the Company’s President, Chief Executive Officer, Chief Financial Officer and Secretary and Sole Director effective July 18, 2008.

•	As of July 18, 2008, Douglas Dyer was appointed as the Company’s President and Sole Director.

Merger Agreement

On October 13, 2011, the Company entered into an Agreement and Plan of Merger (the Agreement) with Q Acquisition, Inc., a Delaware corporation and wholly owned subsidiary of the Company (Merger Sub), and Q Therapeutics, Inc. (Q Therapeutics). Pursuant to the Agreement, Merger Sub merged with and into Q Therapeutics with Q Therapeutics being the surviving corporation (the Merger). Upon the consummation of the Merger, the Company acquired 100% of Q Therapeutics. This transaction and information about Q Therapeutics, Inc. was reported to the public by way of a Current Report on Form 8-K filed with the US Securities and Exchange Commission on October 18, 2011.

As a result of the Merger:

•	Douglas Dyer, the sole director and officer of the Company, resigned.
•

Q Therapeutics stockholders received, on a pro rata basis, an aggregate of 22,671,923 shares of Grace 2 common stock (including shares underlying warrants and options), which immediately upon the consummation of the Merger, represented an 89.7% interest in the Company , thereby rendering Q Therapeutics stockholders the majority owners of the Company;

•

Grace 2 filed a Schedule 14C with the US Securities and Exchange Commission notifying the market of its immediate plans to change the Company’s corporate name to Q Holdings, Inc. by way of Amendment to the Company’s Certificate of Incorporation with the State of Delaware (Grace 2 thereafter referred to as Q Holdings);

•	Q Therapeutics’ existing senior management assumed the same positions with Q Holdings; and
•	Q Therapeutics became the wholly owned subsidiary of the Company with the Company conducting all of its operations through Q Therapeutics.

Securities Purchase Agreements

Immediately after the Merger, we entered into a securities purchase agreement (the Purchase Agreement) with certain accredited investors (the Investors) for the issuance and sale in a private placement of investment units (the Units), with each Unit consisting of (a) one share of the Company’s common stock, par value $0.0001 per share, (b) a seven-year detachable warrant (Warrant A) to purchase one share of common stock with an exercise price of $1.00 per share, and (c) a seven-year detachable warrant (Warrant B and together with Warrant A, the Warrants) to purchase one share of common stock with an exercise price of $2.00 per share, for aggregate gross proceeds of $3,803,047 (the Private Placement). In the aggregate, we issued to the investors a total of 3,803,047 shares of common stock and a seven-year Warrant A to purchase up to 3,803,047 shares of common stock and a seven-year Warrant B to purchase up to 3,803,047 shares of common stock.

Registration Rights Agreement

In connection with the Private Placement, we also entered into a registration rights agreement (the Registration Rights Agreement) with the investors, pursuant to which the Company agreed to file a registration statement on Form S-1 (or any other applicable form exclusively for this offering) (the Registration Statement) with the Securities and Exchange Commission (the SEC) to register for resale (i) 100% of the shares of our common stock within the Units; and (ii) 100% of the shares of our common stock underlying the Warrants (collectively, the Registrable Shares), within 60 calendar days following the closing of the Private Placement, and use the Company’s best efforts to have the registration statement declared effective within 180 calendar days after closing of the Private Placement. If a Registration Statement covering the registration of the Registrable Shares is not filed with the SEC by the Required Filing Date or is not declared effective by the Required Effective Date, the Company shall pay to each Investor as liquidated damages, a cash payment equal to 3% of the aggregate amount invested by such investor in the Private Placement for every 30-day period until the Registration Statement has been filed or declared effective, or a portion thereof. Such liquidated damages shall not exceed 18% per annum.

Series A Warrants

Each Series A Warrant:

(a)	entitles the holder or its registered assigns to purchase one share of common stock;

(b)	is exercisable any time after the Closing Date and expires on the date that is seven years following the original issuance date of the Warrants;

(c)	is exercisable, in whole or in part, at an exercise price of $1.00 per share (the Exercise Price);

(d)	is exercisable only for cash; and

(e)

is callable by us at a redemption price of $0.001 per warrant share by providing the holder ten day written notice (the Redemption Period); provided, however, that no redemption may occur unless (i) the Company’s common stock has had a per share closing sales price of at least $1.50 for ten consecutive trading days and (ii) at the date of the redemption notice and during the entire Redemption Period there is an effective registration statement covering the resale of the Warrant Stock.

Series B Warrants

Each Series B Warrant:

(a)	entitles the holder or its registered assigns to purchase one share of common stock;

(b)	is exercisable any time after the Closing Date and expires on the date that is seven years following the original issuance date of the Warrants;

(c)	is exercisable, in whole or in part, at an exercise price of $2.00 per share (the Exercise Price);

(d)	is exercisable only for cash; and

(e)

is callable by us at a redemption price of $0.001 per warrant share by providing the holder ten day written notice (the Redemption Period); provided, however, that no redemption may occur unless (i) the Company’s Common Stock has had a per share closing sales price of at least $3.00 for ten consecutive trading days and (ii) at the date of the redemption notice and during the entire Redemption Period there is an effective registration statement covering the resale of the Warrant Stock.

Description of Our New Operating Business

On November 17, 2011, our Company effectively changed its corporate name from Grace 2, Inc. to Q Holdings, Inc. We operate through our wholly owned subsidiary Q Therapeutics, Inc., a Salt Lake City, Utah based biopharmaceutical company that is developing human cell-based therapies intended to treat degenerative diseases of the brain and spinal cord, the primary components of the central nervous system (CNS). Q Therapeutics, Inc. was incorporated in the state of Delaware in March 2002.

The technology upon which these therapies are based was developed by Q Therapeutics’ co-founder Mahendra Rao, M.D., Ph.D., a global leader in glial stem cell biology, during Dr. Rao’s tenure as a professor at the University of Utah and as Head of the Stem Cell Section at the National Institutes of Health. Q Therapeutics is managed by an experienced team of biotechnology executives with demonstrated start-up success and advised by leaders in the neurology and stem cell therapeutics fields.

Every year, hundreds of thousands of people suffer with debilitating neurodegenerative diseases such as Amyotrophic Lateral Sclerosis (ALS, or Lou Gehrig’s disease), Multiple Sclerosis, Transverse Myelitis and Spinal Cord Injuries. Traditional drugs tend to fail as long-term treatments of the damages to the CNS caused by these diseases due to the complex nature of these diseases and the nerve damage they inflict. Q Therapeutics is developing a new and nontraditional approach to improve the health of people suffering from neurodegenerative diseases: a human cell based product called Q-Cells®.

Q-Cells® are healthy human glial cells. The job of glial cells in the body is to support and protect neurons, which are the signal transmission lines of the nervous system, by forming an insulating “myelin sheath” around them and providing the necessary growth factors needed to maintain a healthy nervous system. Many neurodegenerative diseases arise when glial cells are damaged or destroyed, causing neurons to malfunction and eventually die. Q-Cells® technology aims to treat neurodegenerative diseases by supplementing the damaged or missing glia in the body with new, healthy cells that can help maintain and/or restore neuron function to a more robust state.

The diseases targeted by Q Therapeutics’ products are not well treated with current drug therapies. At best, patients suffering from these diseases can, in some cases, only hope to slow their inexorable progression and the associated disabilities. A handful of companies are exploring the possibility of harnessing the power of stem cells to treat these conditions, though no clear leader has emerged. In addition to utilizing its proprietary cellular products as therapeutic products, Q Therapeutics may evaluate novel ways to utilize these cells to screen for new drugs (small molecule compounds) that could also provide treatments for neurological diseases.

The Company believes that a worldwide market measured in the tens of billions of dollars exists for those companies whose cell-based treatments become commercial products. Q Therapeutics’ patent protected technology represents an opportunity to build on the recent advancements in the stem cell field and bring to market a therapeutic approach that will change the way medicine is practiced in treating many disabling and fatal conditions of the CNS.

Q Therapeutics is raising capital to complete preparations necessary to move into and initiate human clinical trials, initially treating patients that suffer from the always-fatal Amyotrophic Lateral Sclerosis (ALS, or Lou Gehrig’s Disease). Future trials are anticipated in other neurodegenerative diseases, such as Multiple Sclerosis and Spinal Cord Injury.

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

Based upon that evaluation, our management has concluded that, as of August 31, 2011, our disclosure controls and procedures were not effective in timely alerting management to the material information relating to us required to be included in our periodic filings with the SEC.

Our Principal Executive Officer and Principal Financial Officer have concluded that our disclosure controls and procedures had the following material weaknesses:

•

We were unable to maintain any segregation of incompatible duties within our financial operations due to our reliance on limited personnel in the finance function. While this control deficiency did not result in any audit adjustments to our 2010 annual and 2011 interim financial statements, it could have resulted in a material misstatement that might have been prevented or detected by the segregation of incompatible duties.

•	The Company lacks sufficient resources to perform the internal audit function and does not have an Audit Committee;

•

We do not have an independent board of directors, nor do we have a board member designated as an independent financial expert for the Company. The board of directors is comprised of one (1) member of management. As a result, there is lack of independent oversight of the management team, lack of independent review of our operating and financial results, and lack of independent review of disclosures made by the Company; and

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

Changes in Internal Controls.

No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the fiscal quarter ended August 31, 2011 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II

OTHER INFORMATION

Item 1. Legal Proceedings.

The Company is not a party to any pending legal proceedings and no such action by or to the best of its knowledge, against the Company has been threatened.

Item 1A. Risk Factors.

N/A.

Item 2. Unregistered Sale of Equity Securities and Use of Proceeds.

See “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

Item 3. Defaults Upon Senior Securities.

N/A.

Item 4. Submission of Matters to a Vote of Security Holders.

N/A.

Item 5. Other Information.

N/A.

Item 6. Exhibits.

Index to Exhibits

Exhibit	Description
31.1 *

Certification of the Company’s Principal Executive Officer pursuant to 15d-15(e), under the Securities and Exchange Act of 1934, as amended, with respect to the registrant’s Quarterly Report on Form 10-Q for the quarter ended August 31, 2011.

31.2 *

Certification of the Company’s Principal Financial and Principal Accounting Officer pursuant to 15d-15(e), under the Securities and Exchange Act of 1934, as amended, with respect to the registrant’s Quarterly Report on Form 10-Q for the quarter ended August 31, 2011.

32.1 *	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Principal Executive Officer).
32.2 *	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Principal Financial and Principal Accounting Officer).

101.INS**       XBRL Instance Document

101.SCH**      XBRL Taxonomy Extension Schema Document

101.CAL**      XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB**      XBRL Taxonomy Extension Label Linkbase Document

101.PRE**      XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF**      XBRL Taxonomy Extension Definition Linkbase Document

________________________

*Filed herewith.

**Furnished herewith.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: December 2, 2011	By: /s/ DEBORAH A EPPSTEIN
Name: Deborah A. Eppstein, PhD Title: Chief Executive Officer, President and Director (Principal Executive Officer)

Date: December 2, 2011	By: /s/ STEVEN J. BORST
Name: Steven J. Borst Title: Vice President, Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)