Form 10-Q
period 2012-03-31
Q Holdings, Inc.
filed 2012-05-16
CIK 1366541

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2012

OR

[ ]	TRANSACTION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________________________ to ___________________________

Commission file number: 000-52062

Q HOLDINGS, INC.
(Exact Name of Registrant as Specified in Its Charter)

Delaware	20-3708500
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification Number)

615 Arapeen Drive, Suite 102 Salt Lake City, UT	84108
(Address of Principal Executive Offices)	(Zip Code)

Issuer’s telephone number:	(801) 582-5400
Issuer’s facsimile number:	(801) 582-5401

(Registrant’s Telephone Number, Including Area Code)

N/A
(Former Name, Former Address and Former Fiscal Year, If Changed Since Last Report)

Copies to:

Virginia K. Sourlis, Esq.

The Sourlis Law Firm

The Courts of Red Bank

130 Maple Avenue, Suite 9B2

Red Bank, New Jersey 07701

T: (732) 530-9007

F: (732) 530-9008

Virginia@SourlisLaw.com

www.SourlisLaw.com

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [  ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes [  ] No [X]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer,” “non-accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	[ ]	Accelerated filer	[ ]
Non-accelerated filer	[ ]	Smaller reporting company	[X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [  ] No [X]

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

As of May 16, 2012, there were 24,699,298 shares of Common Stock, $0.0001 par value per share, issued and outstanding.

PART I – Financial Information

Item 1. Financial Statements (Unaudited)

Q HOLDINGS, INC. AND SUBSIDIARIES

(A Development Stage Company)

Condensed Consolidated Balance Sheets (Unaudited)

	March 31,	December 31,
	2012	2011
Assets

Current assets:
Cash	$2,366,088	$2,741,519
Other receivable, net of allowance for doubtful accounts of $2,282 as of March 31, 2012 and December 31, 2011	31,468	53,796

Total current assets	2,397,556	2,795,315

Property and equipment, net	28,278	31,923
Other assets	7,513	7,513

Total assets	$2,433,347	$2,834,751

Liabilities and Stockholders' Equity

Current liabilities:
Accounts payable	$52,442	$77,181
Accrued liabilities	231,554	201,613
Notes payable	-	15,000

Total current liabilities	283,996	293,794

Commitments and contingencies

Stockholders' equity:
Common stock, $0.0001 par value: 100,000,000 shares authorized; 24,722,632 and 24,582,632 shares issued and outstanding as of March 31, 2012 and December 31, 2011, respectively	2,472	2,458
Additional paid-in capital	20,192,231	19,972,937
Accumulated deficit	(18,045,352)	(17,434,438)

Total stockholders' equity	2,149,351	2,540,957

Total liabilities and stockholders' equity	$2,433,347	$2,834,751

See accompanying notes to condensed consolidated financial statements.

Q HOLDINGS, INC. AND SUBSIDIARIES

(A Development Stage Company)

Condensed Consolidated Statements of Operations (Unaudited)

			For the Period
			From March 28,
	For the Three	For the Three	2002 (Date of
	Months Ended	Months Ended	Inception) Through
	March 31,	March 31,	March 31,
	2012	2011	2012

Grant revenue	$-	$-	$605,228
License fee/Other revenue	-	4,800	282,900

Total revenue	-	4,800	888,128

Operating expenses:
Research and development	224,207	118,667	9,107,778
General and administrative	385,734	214,036	8,046,881

Total operating expenses	609,941	332,703	17,154,659

Operating loss	(609,941)	(327,903)	(16,266,531)

Other income (expense):
Interest income	441	-	183,783
Interest expense	(2,020)	-	(2,111,197)
Other income/(expense)	606	(209)	148,593

Total other expense, net	(973)	(209)	(1,778,821)

Loss before provision for income taxes	(610,914)	(328,112)	(18,045,352)

Provision for income taxes	-	-	-

Net loss	$(610,914)	$(328,112)	$(18,045,352)

Weighted average number of common shares outstanding - basic and diluted	24,636,955	4,193,203

Net loss per common share - basic and diluted	$(0.02)	$(0.08)

See accompanying notes to condensed consolidated financial statements.

Q HOLDINGS, INC. AND SUBSIDIARIES

(A Development Stage Company)

Condensed Consolidated Statements of Stockholders' Equity (Unaudited)

	Series A1		Series A2		Series B				Additional			Total
	Preferred Stock		Preferred Stock		Preferred Stock		Common Stock		Paid-in	Accumulated	Notes	Stockholders'
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Receivable	Equity

Balance, March 28, 2002	-	$-	-	$-	-	$-	-	$-	$-	$-	$-	$-

Recapitalization due to reverse merger	-	-	-	-	-	-	2,600,000	260	(260)	-	-	-

Common stock issued at inception, $0.001 per share	-	-	-	-	-	-	818,500	82	737	-	-	819

Common stock issued for technology	-	-	-	-	-	-	219,658	22	198	-	-	220

Series A1 preferred stock issued for cash, $1.20 per share	250,000	25	-	-	-	-	-	-	299,975	-	-	300,000

Series A2 preferred stock issued for:

Cash, $2.24 per share (net of issuance costs of $178,827)	-	-	1,517,859	152	-	-	-	-	3,221,026	-	-	3,221,178

Conversion of notes payable, including accrued interest of $29,692; $2.24 per share	-	-	482,008	48	-	-	-	-	1,079,643	-	-	1,079,691

Series B preferred stock issued for:

Cash, $2.30 per share (net of issuance costs of $130,441)	-	-	-	-	1,750,002	175	-	-	3,894,386	-	-	3,894,561

Conversion of notes payable, including accrued interest of $369,427; $2.30 per share	-	-	-	-	1,780,183	178	-	-	4,094,250	-	-	4,094,428

Exercise of Series A2 preferred stock warrants for cash	-	-	13,952	1	-	-	-	-	1,395	-	-	1,396

Exercise of options for cash	-	-	-	-	-	-	63,901	6	9,794	-	-	9,800

Proceeds from debt allocated to preferred stock warrants and beneficial conversion feature	-	-	-	-	-	-	-	-	940,819	-	-	940,819

Stock-based compensation expense	-	-	-	-	-	-	-	-	103,112	-	-	103,112

Exercise of options for notes receivable							491,144	49	135,253	-	(135,302)	-

Net loss (cumulative from March 28, 2002 through December 31, 2008)	-	-	-	-	-	-	-	-	-	(13,214,519)	-	(13,214,519)

Balance, December 31, 2008	250,000	25	2,013,819	201	3,530,185	353	4,193,203	419	13,780,328	(13,214,519)	(135,302)	431,505

Stock-based compensation expense	-	-	-	-	-	-	-	-	42,776	-	-	42,776

Net loss	-	-	-	-	-	-	-	-	-	(755,731)	-	(755,731)

Balance, December 31, 2009	250,000	25	2,013,819	201	3,530,185	353	4,193,203	419	13,823,104	(13,970,250)	(135,302)	(281,450)

Series B preferred stock issued for:

Cash, $2.30 per share	-	-	-	-	541,743	54	-	-	1,245,954	-	-	1,246,008

Conversion of notes payable, including accrued interest of $918; $2.30 per share	-	-	-	-	6,921	1	-	-	15,917	-	-	15,918

Subscription receivable; $2.30 per share	-	-	-	-	4,348	-	-	-	10,000	-	-	10,000

Exercise of Series A2 preferred stock warrants for cash	-	-	8,371	1	-	-	-	-	836	-	-	837

Stock-based compensation expense	-	-	-	-	-	-	-	-	83,298	-	-	83,298

Net loss	-	-	-	-	-	-	-	-	-	(864,850)	-	(864,850)

Balance, December 31, 2010	250,000	25	2,022,190	202	4,083,197	408	4,193,203	419	15,179,109	(14,835,100)	(135,302)	209,761

Series B preferred stock issued for services; $2.30 per share	-	-	-	-	19,457	2	-	-	44,748	-	-	44,750

Stock-based compensation expense	-	-	-	-	-	-	-	-	42,378	-	-	42,378

Proceeds from debt allocated to preferred stock warrants and beneficial conversion feature	-	-	-	-	-	-	-	-	296,444	-	-	296,444

Conversion of preferred stock to common stock in conjunction with reverse merger	(250,000)	(25)	(2,022,190)	(202)	(4,102,654)	(410)	13,791,231	1,379	(742)	-	-	-

Conversion of bridge notes to common stock in conjunction with reverse merger	-	-	-	-	-	-	916,644	92	916,552	-	-	916,644

Exchange of Q Therapeutics, Inc. common stock for Q Holdings, Inc. common stock in conjunction with reverse merger	-	-	-	-	-	-	1,853,507	185	(135,487)	-	135,302	-

Common stock issued for cash, $1.00 per share (net of issuance costs of $197,729)	-	-	-	-	-	-	3,828,047	383	3,629,935	-	-	3,630,318

Net loss	-	-	-	-	-	-	-	-		(2,599,338)		(2,599,338)

Balance, December 31, 2011	-	-	-	-	-	-	24,582,632	2,458	19,972,937	(17,434,438)	-	2,540,957

Stock-based compensation expense	-	-	-	-	-	-	-	-	29,308	-	-	29,308

Common stock issued for cash, $1.00 per share	-	-	-	-	-	-	190,000	19	189,981	-	-	190,000

Shares forfeited for loan default	-	-	-	-	-	-	(50,000)	(5)	5	-	-	-

Net loss	-	-	-	-	-	-	-	-	-	(610,914)	-	(610,914)

Balance, March 31, 2012	-	$-	-	$-	-	$-	24,722,632	$2,472	$20,192,231	$(18,045,352)	$-	$2,149,351

See accompanying notes to condensed consolidated financial statements.

Q HOLDINGS, INC. AND SUBSIDIARIES

(A Development Stage Company)

Condensed Consolidated Statements of Cash Flows (Unaudited)

			For the Period
			From March 28,
	For the Three	For the Three	2002 (Date of
	Months Ended	Months Ended	Inception) Through
	March 31,	March 31,	March 31,
	2012	2011	2012

Cash flows used in operating activities:
Net loss	$(610,914)	$(328,112)	$(18,045,352)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	4,968	9,649	378,593
Original debt discount	-	-	450,000
Accretion of debt costs and beneficial conversion feature	-	-	1,237,263
Stock-based compensation	29,308	7,330	300,872
Research and development and professional expenses	-	-	44,750
Convertible debt issued for expenses	-	-	90,000
Bad debt expense	-	-	16,813
Decrease (increase) in:
Grants/other receivables	22,328	80,322	(38,281)
Prepaid expenses and other assets	-	-	(7,513)
Increase (decrease) in:
Accounts payable	(24,739)	(4,236)	52,442
Accrued liabilities	29,941	8,002	648,235

Net cash used in operating activities	(549,108)	(227,045)	(14,872,178)

Cash flows used in investing activities:
Purchase of property and equipment	(1,323)	(5,626)	(406,651)

Cash flows from financing activities:
Proceeds from issuance of notes payable	-	-	5,240,000
Payments on notes payable	(15,000)	-	(90,000)
Issuance of preferred stock for cash	-	-	8,661,747
Issuance of common stock for cash	190,000	-	3,821,137
Proceeds from exercise of common stock options	-	-	9,800
Proceeds from exercise of preferred stock warrants	-	-	2,233

Net cash provided by financing activities	175,000	-	17,644,917

Net change in cash	(375,431)	(232,671)	2,366,088

Cash at beginning of the period	2,741,519	422,198	-

Cash at end of the period	$2,366,088	$189,527	$2,366,088

Supplemental disclosure of cash flow information:

Cash paid for interest	$2,020	$-	$7,454

See accompanying notes to condensed consolidated financial statements.

Q HOLDINGS, INC. AND SUBSIDIARIES

(A Development Stage Company)

Condensed Consolidated Statements of Cash Flows (Unaudited)

 Continued

Supplemental disclosure of noncash investing and financing activities:

For the period from March 28, 2002 (date of inception) through March 31, 2012:

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

See accompanying notes to condensed consolidated financial statements.

Q HOLDINGS, INC. AND SUBSIDIARIES

(A Development Stage Company)

Notes to Condensed Consolidated Financial Statements

1.	Organization and Summary of Significant Accounting Policies

Organization

Q Holdings, Inc. (the Company) (formerly known as Grace 2, Inc.) was incorporated on October 27, 2005 as a Delaware corporation.

On October 13, 2011, Grace 2, Inc. entered into an Agreement and Plan of Merger (Agreement) with Q Acquisition, Inc., a Delaware corporation and wholly owned subsidiary of the Company (Merger Sub), and Q Therapeutics, Inc. Q Therapeutics, Inc. was incorporated on March 28, 2002 as a Delaware corporation. Pursuant to the Agreement, Merger Sub merged with and into Q Therapeutics, Inc. with Q Therapeutics, Inc. being the surviving corporation. Upon the consummation of the merger, the Company acquired 100% of Q Therapeutics, Inc. by issuing 2.1633835 shares of common stock for each outstanding equity instrument of Q Therapeutics, Inc. After the effective date of the transaction, the former Q Therapeutics, Inc. stockholders owned 89.7% of the issued and outstanding common shares of Grace 2, Inc. Also, at the time of the transaction Grace 2, Inc. was renamed Q Holdings, Inc. The transaction was accounted for as a reverse acquisition with Q Therapeutics, Inc. as the accounting acquirer. The condensed consolidated financial statements include the activity of Q Therapeutics, Inc. from inception (March 28, 2002) through March 31, 2012, and the activity of Q Holdings, Inc. and Q Therapeutics, Inc. from the date of acquisition (October 13, 2011) forward.

The Company is a development stage company in the process of developing products to treat debilitating and fatal diseases of the central nervous system.

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements include the accounts of Q Holdings, Inc. and its wholly owned subsidiary, Q Therapeutics, Inc. and Q Therapeutics, Inc.’s majority owned subsidiary, NeuroQ Research, Inc. (collectively, the Company). All significant intercompany amounts have been eliminated. There has been no activity in NeuroQ Research, Inc. since NeuroQ Research, Inc. was formed; therefore, no non-controlling interest is presented. The unaudited condensed consolidated financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission (SEC) on a basis consistent with the Company’s annual financial statements and, in the opinion of management, reflect all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the financial information set forth therein. Certain information and note disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles have been condensed or omitted pursuant to SEC rules and regulations, although the Company believes that the following disclosures, when read in conjunction with the annual financial statements and the notes thereto, are adequate to make the information presented not misleading. Operating results for the three months ended March 31, 2012, are not necessarily indicative of the results that may be expected for the year ending December 31, 2012.

Q HOLDINGS, INC. AND SUBSIDIARIES

(A Development Stage Company)

Notes to Condensed Consolidated Financial Statements

Continued

1.	Organization and Summary of Significant Accounting Policies Continued

Development Stage and Liquidity

For the period from March 28, 2002 (date of inception) through March 31, 2012, the Company has not generated significant revenues and has been developing its products. Therefore, the Company is considered to be in the development stage in accordance with the provisions of Accounting Standards Codification (ASC) Topic 915, Development Stage Entities. As required by ASC Topic 915, cumulative amounts have been presented for the period from March 28, 2002 (date of inception) through March 31, 2012. Historically, the Company has been dependent on government grants and debt and equity raised from individual investors to sustain its operations. The Company’s products have not been approved by the U.S. Food and Drug Administration for commercial sale; therefore, the Company has not generated revenues from commercial product sales. The Company has incurred losses and used cash in operating activities since inception. As of March 31, 2012, the Company had an accumulated deficit of $18,045,352. From October 13, 2011 through March 31, 2012, the Company raised $4,018,047 in a private placement of the Company’s common stock. Although there can be no assurance, management believes that the Company has sufficient resources to fund the Company’s operations through at least March 31, 2013.

Use of Estimates

The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect reported amounts and disclosures. Accordingly, actual results could differ from those estimates. Key estimates include useful lives for property and equipment, valuation allowances for net deferred income tax assets, and values of stock-based compensation awards.

Concentrations of Credit Risk

The Company maintains its cash in bank deposit accounts which, at times, exceed federally insured limits. To date, the Company has not experienced a loss or lack of access to its invested cash; however, there can be no assurance that access to the Company’s invested cash will not be impacted by adverse conditions in the financial markets.

Q HOLDINGS, INC. AND SUBSIDIARIES

(A Development Stage Company)

Notes to Condensed Consolidated Financial Statements

Continued

1.	Organization and Summary of Significant Accounting Policies Continued

Cash Equivalents

The Company considers all highly liquid investments with original maturities to the Company of three months or less to be cash equivalents. As of March 31, 2012 and 2011, the Company did not have any cash equivalents.

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

Stock-Based Compensation

The Company calculates the estimated fair value of its stock options and warrants on the grant date using the Black-Scholes option-pricing model and recognizes the estimated fair value as compensation expense on a straight-line basis over the vesting period. The volatility assumption used in the Black-Scholes option-pricing model is based on the volatility of publicly traded companies in the same industry as the Company. The expected term of the options and warrants granted represent the period of time that the options granted are expected to be outstanding. The risk free rate for periods within the contractual life of the option and warrant is based on the U.S. treasury securities constant maturity rate that corresponds to the expected term in effect at the time of grant.

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

Q HOLDINGS, INC. AND SUBSIDIARIES

(A Development Stage Company)

Notes to Condensed Consolidated Financial Statements

Continued

1.	Organization and Summary of Significant Accounting Policies Continued

Net Loss Per Common Share - continued

Due to the fact that for all periods presented, the Company has incurred net losses, potential dilutive common share equivalents of 15,707,202 and 8,302,981 for the three months ended March 31, 2012 and 2011, respectively, are not included in the calculation of Diluted EPS because they are anti-dilutive. Therefore, basic loss per common share is the same as diluted loss per common share for the three months ended March 31, 2012 and 2011.

2.	Stockholders’ Equity

Common Stock

As of March 31, 2012, the Company is authorized to issue 100,000,000 shares of common stock, of which 24,722,632 shares were issued and outstanding. In addition, a sufficient number of shares of common stock have been reserved for issuance pursuant to the Company’s 2011 Stock Incentive Plan, as amended, as well as to permit the exercise in full of all outstanding warrants.

Holders of shares of common stock are entitled to cast one vote for each share held at all stockholders’ meetings for all purposes, including the election of directors. The common stock does not have cumulative voting rights.

Between October 13, 2011 and March 31, 2012, the Company has been conducting a private placement of its securities solely to accredited investors. The offering is being conducted on a best efforts basis, whereby the Company is offering for sale a minimum of 3,000,000 and a maximum of 6,000,000 Units, each Unit consisting of one share of common stock, one 7-year common stock purchase warrant exercisable at $1.00 per share, and one 7-year common stock purchase warrant exercisable at $2.00 per share. Units sold totaled 4,018,047 through March 31, 2012. The Company has raised an aggregate of $3,820,318 after paying issuance costs of $197,729. The Company expects to close the private placement by May 31, 2012.

Preferred Stock As of March 31, 2012, the Company was authorized to issue 10,000,000 shares of preferred stock; however, no shares of preferred stock were outstanding.

Conversion of Preferred Stock to Common

On October 13, 2011, the Company completed a reverse merger with Q Therapeutics, Inc. at which time all Series A-1, A-2, and B preferred shares of Q Therapeutics, Inc. were converted into common stock of Q Holdings, Inc. with each preferred share converting into 2.1633835 common shares of Q Holdings, Inc. Along with this conversion to common stock of Q Holdings, Inc., the holders of Q Therapeutics, Inc. preferred stock forfeited all rights and preferences.

Q HOLDINGS, INC. AND SUBSIDIARIES

(A Development Stage Company)

Notes to Condensed Consolidated Financial Statements

Continued

3.	Stock Options and Warrants

Stock Options

The Q Therapeutics, Inc. stock option plan, originally approved on April 10, 2002 and subsequently amended (the 2002 Plan), provides for the grant of incentive options, nonqualified options, and shares of restricted stock. Under the terms of the 2002 Plan, there are 4,586,373 common shares available for grant to employees, officers, directors and consultants. The Board of Directors determines the terms of each grant. Generally, the options have a vesting period of 4 years with 25% vesting after the first year of service and monthly thereafter, and have a 10-year contractual life. Certain stock options have provisions to accelerate vesting upon the occurrence of certain events. The 2002 Plan converted to a Q Holdings, Inc. plan in connection with the merger as discussed in Note 1. As of October 13, 2011, there were 228,472 common shares available to be issued under the 2002 Plan.

On October 13, 2011, the 2011 Stock Option Plan for Q Holdings, Inc. (the 2011 Plan) was adopted, authorizing 1,500,000 common shares available for grant to employees, officers, directors and consultants. On October 13, 2011, a majority of stockholders approved the 2011 Plan adopted by the Board of Directors and approved a total of 1,728,472 shares for issuance under the 2011 Plan with the remaining 228,472 shares previously available under the 2002 Plan made available for issuance under the 2011 Plan. As of March 31, 2012, there were 878,472 shares available for option grants under the 2011 Plan.

Stock-based compensation for the three months ended March 31, 2012 and 2011 was $29,308 and $7,330, respectively. As of March 31, 2012, the Company had $337,352 of unrecognized stock-based compensation expense related to non-vested awards that will be recognized over a weighted-average period of 3.36 years.

In conjunction with the 2011 reverse merger, the options to purchase preferred stock in Q Therapeutics, Inc. were exchanged for options to purchase common stock in Q Holdings, Inc. Each option in Q Therapeutics, Inc. was exchanged for 2.1633835 options in Q Holdings, Inc. with the exercise price adjusted down by the same factor, and all other terms remained unchanged.

Q HOLDINGS, INC. AND SUBSIDIARIES

(A Development Stage Company)

Notes to Condensed Consolidated Financial Statements

Continued

3.	Stock Options and Warrants Continued	The following sets forth the outstanding common stock options and related activity for the three months ended March 31, 2012:

	Number of Options	Weighted Average Exercise Price Per Share

Outstanding as of December 31, 2011	3,156,948	$0.14
Granted	850,000	1.00
Exercised	-	-
Forfeited	-	-

Outstanding as of March 31, 2012	4,006,948	$0.32

At March 31, 2012, the aggregate intrinsic value of all outstanding options was approximately $2,717,000. The following summarizes information about stock options outstanding as of March 31, 2012:

Exercise Price	Number of Options Outstanding	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Number of Options Exercisable	Weighted Average Exercise Price

$0.06 – 0.08	1,043,220	7.28	$0.06	1,043,220	$0.06
$0.15 – 0.19	2,113,728	6.96	0.17	1,923,531	0.17
$1.00	850,000	9.76	1.00	53,125	1.00

	4,006,948	7.64	0.32	3,019,876	0.15

The fair value of each stock-based compensation award granted during the three months ended March 31, 2012 was estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions:

Risk-free interest rate	2.61 - 3.36%
Expected stock price volatility	62.19%
Expected dividend yield	0%
Expected life of options	5.5 – 6.5 years

Q HOLDINGS, INC. AND SUBSIDIARIES

(A Development Stage Company)

Notes to Condensed Consolidated Financial Statements

Continued

3.	Stock Options and Warrants Continued

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

In connection with certain stock offerings and debt issuances, the Company has issued warrants to purchase stock. The following summarizes information about stock warrants as of March 31, 2012, all of which are exercisable:

Warrants	Year of Expiration	Number of Shares	Exercise Price

Common stock warrants issued for previously issued Series A2 warrants	2015	132,797	$0.046

Common stock warrants issued for previously issued Series B warrants	2015	823,347	1.035

Common stock warrants issued for previously issued Series B warrants	2017	192,242	0.532

Warrants issued in conjunction with bridge notes (August 31, 2011)	2018	1,816,644	1.00

Warrants issued in conjunction with bridge notes (August 31, 2011)	2018	916,644	2.00

Q HOLDINGS, INC. AND SUBSIDIARIES

(A Development Stage Company)

Notes to Condensed Consolidated Financial Statements

Continued

3.	Stock Options and Warrants Continued

Warrants	Year of Expiration	Number of Shares	Exercise Price

Warrants issued in conjunction with private placement (October 13 and December 30, 2011)	2018	3,828,047	$1.00

Warrants issued in conjunction with private placement (October 13 and December 30, 2011)	2018	3,828,047	2.00

Warrants issued for fees in conjunction with reverse merger (October 13 and December 30, 2011)	2018	22,750	1.20

Warrants issued in conjunction with private placement (February 2 and March 30, 2012)	2019	190,000	1.00

Warrants issued in conjunction with private placement (February 2 and March 30, 2012)	2019	190,000	2.00

Warrants issued for fees in conjunction with private placement (February 2 and March 30, 2012)	2019	19,000	1.20

		11,959,518

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

Q HOLDINGS, INC. AND SUBSIDIARIES

(A Development Stage Company)

Notes to Condensed Consolidated Financial Statements

Continued

4.	Commitments and Contingencies

License and Royalty Agreements

The Company has entered into an exclusive license agreement with a university, where the Company has obtained certain intellectual property from the university to commercialize, produce, manufacture, use and sell the patent rights. The Company is required to pay the university a contractual dollar amount for each new investigational drug application filed with the Food and Drug Administration (FDA) using the licensed intellectual property. Should the Company receive cash payments from licensing revenue during human trial research, the Company is required to pay 10% of all net licensing revenue (but not including payments for product development activities or equity purchases) to the university up to a certain maximum amount. The Company is also required to pay an amount upon New Drug Application (NDA) approval. The NDA approval occurs when the FDA has approved all prior drug testing and allows a new drug to go to the market. Once the Company has an NDA, the Company must pay the university a royalty of 2% of net sales up to a certain dollar amount and 2.5% of net sales in excess of that amount of human therapeutics and must pay the university a royalty of 5% of net sales on any services. If the Company sublicenses the intellectual property, then the Company must pay the university in accordance with the provisions of the agreement.

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

Q HOLDINGS, INC. AND SUBSIDIARIES

(A Development Stage Company)

Notes to Condensed Consolidated Financial Statements

Continued

4.	Commitments and Contingencies Continued

Asset Purchase Agreement

On March 26, 2012, Q Holdings, Inc., Q Therapeutics, Inc. and NeuroQ Research, Inc. executed an agreement to acquire certain intellectual property and technology. The agreement is milestone based and, if the milestones are achieved in 2012, it will provide the Company with manufacturing protocols for several types of neural cells. The Company will issue payment in the form of common stock and warrants as intellectual property and technology is delivered to the Company in 2012. In April 2012, the Company issued 10,000 units of common stock and warrants as initial payment for transfer of intellectual property.

Research Agreement

On March 27, 2012, the Company executed an agreement for outside research study services. The total contract price is $237,400 and the Company is required to make certain payments under the agreement as research milestones are met. A payment of $23,700 is due upon authorization of the study. The agreement is expected to conclude in 2012.

Operating Leases

The Company leases its office and lab facility under a non-cancelable operating lease. The current lease was renewed effective April 1, 2011 and expires in March 2013. The minimum future lease payments under this operating lease as of March 31, 2012 is $73,500 due during the year ending December 31, 2012 and $27,721 due during the year ending December 31, 2013.

Lease expense under operating leases was $36,576 and $38,532 for the three months ended March 31, 2012 and 2011, respectively.

5.	Related-Party Transactions

On January 9, 2010, the Company entered into an unsecured note payable agreement with a stockholder for $15,000 with an annual interest rate of 6% and a maturity date of December 31, 2010. The note was repaid during the three months ended March 31, 2012.

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS

The following discussion and analysis of the Company as of March 31, 2012 and for the three months ended March 31, 2012 and 2011 should be read in conjunction with the condensed consolidated financial statements and accompanying notes included herein, as well as the Company’s financial statements for the year ended December 31, 2011 filed with its Annual Report on Form 10-K on March 23, 2012.

Forward Looking Statements

Some of the information in this section contains forward-looking statements that involve substantial risks and uncertainties. You can identify these statements by forward-looking words such as “may,” “will,” “expect,” “anticipate,” “believe,” “estimate” and “continue,” or similar words. You should read statements that contain these words carefully because they:

●	discuss our future expectations;
●	contain projections of our future results of operations or of our financial condition; and
●	state other “forward-looking” information.

We believe it is important to communicate our expectations. However, there may be events in the future that we are not able to accurately predict or over which we have no control. Our actual results and the timing of certain events could differ materially from those anticipated in these forward-looking statements as a result of certain factors, including those set forth under “Risk Factors,” “Business” and elsewhere in this Report.

Company Overview

As discussed throughout this Report, Q Holdings, Inc. (hereinafter “Q Holdings” or the “Company”) conducts its business and operations through its wholly owned subsidiary, Q Therapeutics, Inc. (hereinafter “Q Therapeutics” or “Q”). Q Therapeutics is a Salt Lake City, Utah-based biopharmaceutical company that is developing human cell-based therapies intended to treat degenerative diseases of the brain and spinal cord, the primary components of the central nervous system (“CNS”). Q Therapeutics was incorporated in the state of Delaware in March 2002.

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

Every year, hundreds of thousands of people suffer with debilitating neurodegenerative diseases such as Amyotrophic Lateral Sclerosis (“ALS” or “Lou Gehrig’s Disease”), Multiple Sclerosis (“MS”), Transverse Myelitis (“TM”) and Spinal Cord Injury (“SCI”). Traditional drugs tend to fail to treat the nerve damage caused by these diseases due to the multifactorial nature of these diseases and the inability of most drugs to address all of these factors. Q Therapeutics is developing a new and nontraditional approach targeted to improve the health of people suffering from neurodegenerative diseases: a human cell based product called Q-Cells®.

Q-Cells® are healthy human glial cells. The role of glial cells in the brain and spine is to support and protect neurons, the signal transmission lines of the nervous system. Glial cells perform many functions including forming an insulating “myelin sheath” around neurons, providing the necessary growth factors needed to maintain a healthy nervous system, and removing compounds that are toxic to neurons. Many neurodegenerative diseases arise when glial cells are damaged or destroyed, causing neurons to malfunction and eventually die. Q-Cells® technology aims to treat neurodegenerative diseases by supplementing the damaged or missing glia in the CNS with new, healthy cells that can help maintain and/or restore neuron function to a more robust state.

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

Q’s Semi-Virtual Business Model

Q Therapeutics uses a semi-virtual business model to develop its products. Q believes this type of business model to be capital efficient while allowing it to augment its own expertise and capabilities with those of its development partners at the time that outside resources are needed. Q’s semi-virtual business model includes utilizing third parties for certain functions and outsourced services. For example, Q utilizes outside collaborators and contractors to:

•	Leverage its research and development resources by forming collaborations with outside scientists specialized in our areas of interest;
•	Contract Good Laboratory Practice (“GLP”) and Good Manufacturing Practice (“GMP”) manufacturing to facilities specialized in such production;
•	Utilize experienced regulatory consultants to work with the Food and Drug Administration (“FDA”);
•	Contract safety/toxicology studies to qualified GLP labs;
•	Conduct the clinical trials with physicians and institutions with relevant experience;
•	Enter into pharmaceutical company collaborations to maximize product sales.

Cell-Based Therapeutic Approach to Treatment of Degenerative Conditions of the Central Nervous System

Q Therapeutics was founded in 2002 to further the development and commercialization of the pioneering work of Mahendra Rao, M.D., Ph.D., conducted at the University of Utah and National Institutes of Health (“NIH”). Dr. Rao, a global leader in the development of stem cells as therapeutics, was one of the first to identify and seek patent coverage on stem cells and their progeny cells found in the CNS. After licensing Dr. Rao’s technology from the University of Utah / NIH and raising capital, Q commenced operations in the spring of 2004 to develop cell-based therapeutic products that can be sold as “off-the-shelf” pharmaceuticals. That work continues to advance Dr. Rao’s initial findings toward a commercial product.

Objectives of Q Therapeutics

Q Therapeutics aims to change the way medicine is practiced in the treatment of many debilitating and often fatal diseases of the brain and spinal cord. Q intends to bring its initial product, Q-Cells® to the market to treat ALS, and eventually other indications, potentially including MS, SCI, Parkinson’s disease and Alzheimer’s disease.

Initially, Q is targeting orphan diseases, where the FDA allows applying for fast track approvals and market exclusivity, and for which smaller, less expensive clinical trials may be warranted. This approach can result in accelerated commercialization efforts while maintaining a financing approach focused on capital efficiency.

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

2010 Summary

In 2010, Q Therapeutics continued its work on development of Q-Cells® including with its collaborators, with the focus on development for ALS as the initial clinical indication in collaboration with Dr. Nicholas Maragakis’ laboratory at Johns Hopkins University. Q furthered manufacturing activities of Q-Cells® with increased production yields, resulting in filing of new patent applications. Q was awarded a grant from the federal government through the Patient Protection and Affordable Care Act for its ALS product development activities in 2009.

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

2011 Summary

In 2011, Q Therapeutics focused on developing Q-Cells® for ALS and continued studies on safety and efficacy in animal models (collaboration with Dr. Maragakis’ laboratory, Lepore et al, PLoS One 6(10): e25968). This work documented the safety, survival and differentiation of Q-Cells® in the SOD1 mouse. In preparation for IND-enabling animal GLP safety studies, Q worked closely with its clinical collaborators on defining the clinical protocol and with regulatory consultants and the FDA on the design of preclinical studies to support the anticipated Phase I study after IND filing. Q also continued to work with its contractors on improvements on the manufacturing process in anticipation of GMP manufacturing for clinical trials, and continued work internally to further characterize its Q-Cells®. Q submitted information to the FDA in preparation for a January 2012, pre-IND meeting for use of Q-Cells® to treat ALS.

To further define potential applications of Q-Cells®, Q furthered work with collaborators on use of Q-Cells® in animal models of Spinal Cord Injury, both for inflammatory injury as well as mechanical injury. Recently published studies with Dr. Itzhak Fischer’s laboratory at Drexel University in an athymic rat model of thoracic contusion SCI document safety and statistically significant, reproducible, disease modifying activity of Q-Cells transplanted into the injury site (Jin et al., J Neurotrauma 28(4), 579-94; 2011). Walczak et al (Glia 59, 499-510; 2011), in collaboration with Q, demonstrated safety and benefits of Q-Cells® in a model of focal inflammatory SCI.

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

Q continues to employ a semi-virtual business model, utilizing outside collaborators and contractors to achieve product development activities without needing to build up internal infrastructure for many of these activities, especially such as manufacturing and GLP animal safety studies. Some of these activities are partially paid for by grant funding, reducing Q’s need for outside financing. Q works closely with the collaborators and contractors.

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

Q1 2012 Summary

Q continued its development activities with Q-Cells® for treatment of ALS, and conducted its pre-IND meeting with the FDA in January. The meeting was positive and Q is continuing with its plans to carry out the remaining pre-clinical studies to support an IND submission for treatment of ALS targeted in 2013. Q is working with MPI Research to carry out GLP animal safety studies in rodents in support of the IND submission.

Q completed a manufacturing services agreement with the University of Utah Cell Therapy Facility (“CTF”) and continued to work with CTF on production of Q-Cells® for the animal safety studies.

Q and its collaborators at Johns Hopkins (Nicholas Maragakis laboratory) continued studies further characterizing the activity of Q-Cells® in support of future testing in patients with ALS.

Q entered into an agreement with xCell Science LLC under which xCell will perform certain activities for Q to achieve manufacturing protocols owned by Q for several types of neural cells, derived from pluripotent cell sources (e.g., induced pluripotent stem cells, iPSC). Q will provide to xCell stock and warrants in Q Holdings as payment.

Q continued to prosecute its intellectual property portfolio in the US and internationally.

Results of Operations for the Three Months Ended March 31, 2012 compared to the Three Months Ended March 31, 2011

For the period from March 28, 2002 (date of inception) through March 31, 2012, the Company has not generated significant revenues and has been developing its products for commercial sale. Therefore, the Company is considered to be in the development stage.

Since entering the development stage, the Company has not generated revenues in excess of expenses and has been dependent on government grants and debt and equity raised from individual investors to sustain its operations. The Company’s products have not yet been approved by the FDA for commercial sale; therefore, the Company has not generated any revenues from commercial product sales. The Company has incurred losses and used cash in operating activities since inception. As of March 31, 2012, the Company had an accumulated deficit of $18,045,352. On August 30, 2011, Q Therapeutics raised bridge financing totaling $450,000. Between October 13, 2011 and December 31, 2011, the Company raised $3,828,047, before issuance costs of $197,729, in connection with a reverse merger with a public shell company, Grace 2, Inc. and a private placement offering to accredited investors. During the three months ended March 31, 2012, the Company raised an additional $190,000. As a result, management believes that the Company has sufficient liquidity to sustain operations through at least March 31, 2013.

	For the Three Months Ended March 31,
	2012	2011	Change	%

Grant revenues	$-	$-	$-	-

License fees and other revenues	-	4,800	(4,800)	(100.0)

Research and development expense	224,207	118,667	105,540	88.9

General and administrative expense	385,734	214,036	171,698	80.2

Loss from operations	(609,941)	(327,903)	(282,038)	(86.0)

Other income (expense), net	(973)	(209)	(764)	(365.6)

Loss before provision for income taxes	(610,914)	(328,112)	(282,802)	(86.2)

Provision for income taxes	-	-	-	-

Net loss	$(610,914)	$(328,112)	$(282,802)	(86.2)%

License Fees and Other Revenues

License fees and other revenues for the three months ended March 31, 2012 were $0, a decrease of $4,800, or 100.0%, from $4,800 for the three months ended March 31, 2011. The decrease was attributable to no sales of Q-cells® to product development partners and collaborators during the three months ended March 31, 2012. Other revenues for the three months ended March 31, 2012 and 2011 were $0.

Research and Development Expense

Total research and development expense increased by $105,540, or 88.9%, from $118,667 for the three months ended March 31, 2011 to $224,207 for the three months ended March 31, 2012. The increase in research and development expense was primarily attributable to increases in research activities and the associated salaries and benefits, reagents, and cell manufacturing costs.

General and Administrative Expense

The following table details the general and administrative expenses incurred by the Company:

	For the Three Months Ended March 31,
	2012	2011	Change	%

Salaries and benefits	$146,835	$110,003	$36,832	33.5
Professional fees	135,555	45,266	90,289	199.5
Stock-based compensation	29,308	7,330	21,978	299.8
Rent	19,189	19,266	(77)	(0.4)
Insurance	13,475	7,863	5,612	71.4
Other	41,372	24,308	17,064	70.2
Total	$385,734	$214,036	$171,698	80.2

The increase in general and administrative expense was principally due to increases in salaries and benefits, professional fees, stock-based compensation, and travel (included in other).

Liquidity and Capital Resources

The following summarizes the key sources and uses of cash for the three months ended March 31:

	2012	2011
Net cash used in operating activities	$(549,108)	$(227,045)
Net cash used in investing activities	(1,323)	(5,626)
Net cash provided by financing activities	175,000	-
Net increase in cash	$(375,431)	$(232,671)

For the three months ended March 31, 2012, net cash used in operating activities totaled $549,108 compared to $227,045 for the three months ended March 31, 2011. More cash was used in operating activities due to increases in salaries, professional fees, research activities and cell manufacturing.

For the three months ended March 31, 2012 and 2011, net cash used in investing activities was $1,323 and $5,626 for additions to property and equipment.

Net cash provided by financing activities was $175,000 for the three months ended March 31, 2012, compared to $0 for the three months ended March 31, 2011. The Company raised $190,000 from a private placement of its securities during the three months ended March 31, 2012, which was partially offset by the Company paying off a $15,000 note payable.

We believe that our current levels of cash, when combined with our expected cash flows from equity financing transactions will be sufficient to meet our liquidity needs through at least March 31, 2013. However, we will most likely require additional cash resources in the future, as we anticipate changed business conditions and other developments in the Company’s progress. We will need additional cash resources in the future if we pursue opportunities for investment, acquisition, strategic cooperation or other similar actions. To satisfy future cash requirements, we expect to seek funding through the issuance of debt or equity securities and the obtaining of a credit facility. Any future issuance of equity securities would cause dilution for our shareholders. Any incurrence of indebtedness will increase our debt service obligations and may cause us to be subject to restrictive operating and financial covenants. It is possible that financing may be available to us in amounts or on terms that are not favorable to the Company or not available at all.

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

Significant Accounting Policies

Our discussion and analysis of financial condition and results of operations is based upon the condensed consolidated financial statements included herein, which have been prepared in accordance with US generally accepted accounting principles and the requirements and regulations of the Securities and Exchange Commission. The preparation of these financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the date of the financial statements and the reported amounts of sales and expenses during the reporting period. Significant accounting policies and areas where substantial judgments are made by management include:

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk

N/A.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures.

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our filings under the Exchange Act is recorded, processed, summarized and reported within the periods specified in the rules and forms of the SEC. This information is accumulated and communicated to our executive officers to allow timely decisions regarding required disclosure. As of March 31, 2012, our Chief Executive Officer, who acts in the capacity of principal executive officer and our Vice President, Chief Financial Officer, who acts in the capacity of principal financial officer, have evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based upon that evaluation, our Chief Executive Officer and the Vice President, Chief Financial Officer have concluded that our disclosure controls and procedures were not effective as of March 31, 2012, based on their evaluation of these controls and procedures required by paragraph (b) of Exchange Act Rules 13a-15 or 15d-15.

Changes in Internal Controls.

No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the fiscal quarter ended March 31, 2012 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II – Other Information

Item 1. Legal Proceedings.

The Company is not a party to any pending legal proceedings and no such action by or to the best of its knowledge, against the Company has been threatened.

Item 1A. Risk Factors.

N/A.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

See “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

Item 3. Defaults Upon Senior Securities.

N/A.

Item 4. Submission of Matters to a Vote of Security Holders.

N/A.

Item 5. Other Information.

On March 28, 2012, Dr. Peter Grebow, an independent member of our Board of Directors, was officially appointed as the Chairman of the Company’s newly commissioned Compensation Committee.

As the Chairman of the Compensation Committee of the Board of Directors, Dr. Grebow is responsible for the effective functioning of the Compensation Committee. The Chairman of the Compensation Committee of the Board of Directors shall be appointed by the Board of Directors for a one-year term at the first meeting of the Board of Directors following the annual meeting of stockholders each year.

In this capacity, the Chairman of the Compensation Committee of the Board of Directors shall:

1. Ensure the Committee’s full discharge of its duties, including:

●	Working with the CEO, CFO and other members of management, where appropriate, to develop an agenda and materials for Committee meetings;
●	Gathering appropriate and adequate information in a timely manner from management to enable the Committee to exercise its responsibility;
●	Ensuring that any external advisors retained by the Committee are appropriately qualified and independent; and
●	Ensuring that the Committee has access to such members of senior management as may be required by the Board.

2. Discuss as necessary with the Chairman of the Board of Directors the human resources required for the Compensation Committee to function effectively.

3. Chair every meeting of the Committee and encourage free and open discussion at meetings of the Committee.

4. Report to the Board of Directors on behalf of the Committee.

5. Attend every meeting of stockholders and respond to such questions from stockholders as may be put to the Chairman of the Compensation Committee.

6. Carry out other duties as requested by the Board, depending on need and circumstances.

Item 6. Exhibits.

Index to Exhibits

Exhibit	Description
31.1

Certification of the Company’s Principal Executive Officer pursuant to 15d-15(e), under the Securities and Exchange Act of 1934, as amended, with respect to the registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2012.

31.2	Certification of the Company’s Principal Financial and Principal Accounting Officer pursuant to 15d-15(e), under the Securities and Exchange Act of 1934, as amended, with respect to the registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2012.

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Principal Executive Officer).

32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Principal Financial and Principal Accounting Officer).

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema

101.CAL	XBRL Taxonomy Extension Calculation Linkbase

101.DEF	XBRL Taxonomy Extension Definition Linkbase

101.LAB	XBRL Taxonomy Extension Label Linkbase

101.PRE	XBRL Taxonomy Presentation Linkbase

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: May 16, 2012	By: /s/ DEBORAH A. EPPSTEIN
Name: Deborah A. Eppstein, PhD Title: Chief Executive Officer, President and Director (Principal Executive Officer)

Date: May 16, 2012	By: /s/ STEVEN J. BORST
Name: Steven J. Borst Title: Vice President, Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)

