Form 10-Q
period 2012-06-30
Q Holdings, Inc.
filed 2012-08-10
CIK 1366541

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2012

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________________________ to ___________________________

Commission file number:000-52062

Q HOLDINGS, INC.
(Exact Name of Registrant as Specified in Its Charter)

Delaware	20-3708500
(State or Other Jurisdiction of Incorporation or	(I.R.S. Employer Identification Number)
Organization)

615 Arapeen Drive, Suite 102
Salt Lake City, UT	84108
(Address of Principal Executive Offices)	(Zip Code)

(801) 582-5400

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

Large accelerated filer	[ ]	Accelerated filer	[ ]
Non-accelerated filer	[ ] (Do not check if a smaller reporting company)	Smaller reporting company	[X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [X]

As of August 9, 2012, there were 24,681,749 shares of Common Stock, $0.0001 par value per share, issued and outstanding.

PART I - Financial Information

Item 1. Financial Statements (Unaudited)

Q Holdings, Inc. and Subsidiaries

(A Development Stage Company)

Condensed Consolidated Balance Sheets (Unaudited)

	June 30,	December 31,
	2012	2011
Assets

Current assets:
Cash	$1,894,848	$2,741,519
Other receivable, net of allowance for doubtful accounts of $0 and $2,282, as of June 30, 2012 and December 31, 2011, respectively	28,215	53,796
Prepaid expenses and other	740	-

Total current assets	1,923,803	2,795,315

Property and equipment, net	24,575	31,923
Other assets	7,513	7,513

Total assets	$1,955,891	$2,834,751

Liabilities and Stockholders’ Equity

Current liabilities:
Accounts payable	$49,377	$77,181
Accrued liabilities	207,489	201,613
Notes payable	-	15,000

Total current liabilities	256,866	293,794

Note Payable	108,224	-

Total liabilities	365,090	293,794

Commitments and contingencies

Stockholders’ equity:
Common stock; $0.0001 par value: 100,000,000 shares authorized; 24,682,632 and 24,582,632 shares issued and outstanding as of June 30, 2012 and December 31, 2011, respectively	2,470	2,458
Additional paid-in capital	20,228,392	19,972,937
Deficit accumulated during the development stage	(18,640,061)	(17,434,438)

Total stockholders’ equity	1,590,801	2,540,957

Total liabilities and stockholders’ equity	$1,955,891	$2,834,751

See accompanying notes to condensed consolidated financial statements.

Q Holdings, Inc. and Subsidiaries

(A Development Stage Company)

Condensed Consolidated Statements of Operations (Unaudited)

Three and Six Months Ended June 30, 2012 and 2011 and the

Period from March 28, 2002 (date of inception) to June 30, 2012

					From March 28,
					2002 (date of
	For the Three Months		For the Six Months		inception) through
	Ended June 30,		Ended June 30,		June 30,
	2012	2011	2012	2011	2012

Grant revenue	$7,229	$10,173	$7,229	$10,173	$612,457
License fee and other revenues	-	9,600	-	14,400	282,900

Total revenues	7,229	19,773	7,229	24,573	895,357

Operating expenses:
Research and development	257,463	158,763	481,670	277,430	9,365,241
General and administrative	345,554	126,633	731,288	340,673	8,392,435

Total operating expenses	603,017	285,396	1,212,958	618,103	17,757,676

Operating loss	(595,788)	(265,623)	(1,205,729)	(593,530)	(16,862,319)

Other income (expense):
Interest income	1,748	-	2,189	-	185,531
Interest expense	(1,424)	-	(3,444)	(1,691)	(2,112,621)
Other income	755	98	1,361	1,588	149,348

Total other income (expense), net	1,079	98	106	(103)	(1,777,742)

Loss before provision for income taxes	(594,709)	(265,525)	(1,205,623)	(593,633)	(18,640,061)

Provision for income taxes	-	-	-	-	-

Net loss	$(594,709)	$(265,525)	$(1,205,623)	$(593,633)	$(18,640,061)

Weighted average number of common shares outstanding - basic and diluted	24,675,874	4,193,203	24,675,874	4,193,203

Net loss per common share - basic and diluted	$(0.02)	$(0.06)	$(0.05)	$(0.14)

See accompanying notes to condensed consolidated financial statements.

Q Holdings, Inc. and Subsidiaries

(A Development Stage Company)

Statement of Stockholder’s Equity

Six Months ended June 30, 2012

				Deficit
				Accumulated
			Additional	During	Total
	Common Stock		Paid-in	Development	Stockholders’
	Shares	Amount	Capital	Stage	Equity

Balance, January 1, 2012	24,582,632	$2,458	$19,972,937	$(17,434,438)	$2,540,957

Stock-based compensation expense	-	-	55,467	-	55,467

Common stock issued for cash ($1.00 per share)	190,000	19	189,981	-	190,000
Common stock issued for asset purchase ($1.00 per share)	10,000	1	9,999	-	10,000
Common stock forfeited for loan default	(100,000)	(8)	8	-	-

Net loss	-	-	-	(1,205,623)	(1,205,623)

Balance, June 30, 2012	24,682,632	$2,470	$20,228,392	$(18,640,061)	$1,590,801

See accompanying notes to condensed consolidated financial statements.

Q Holdings, Inc. and Subsidiaries

(A Development Stage Company)

Consolidated Statements of Cash Flows (Unaudited)

Six Months Ended June 30, 2012 and 2011

and the Period from March 28, 2002 (date of inception) to June 30, 2012

			From March 28,
			2002 (date of
	For the Six Months		inception) through
	Ended June 30,		June 30,
	2012	2011	2012

Cash flows used in operating activities:
Net loss	$(1,205,623)	$(593,633)	$(18,640,061)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	9,711	16,829	383,336
Original debt discount	-	-	450,000
Accretion of debt costs and beneficial conversion feature	-	-	1,237,263
Stock-based compensation	55,467	14,541	327,031
Common stock issued for services	10,000	44,750	54,750
Convertible debt issued for expenses	-	-	90,000
Bad debt expense	(2,282)	-	14,531
Decrease (increase) in:
Grants and other receivables	27,863	80,322	(32,746)
Prepaid expenses and other assets	(740)	-	(8,253)
Increase (decrease) in:
Accounts payable and notes payable	80,420	64,268	157,601
Accrued liabilities	5,876	7,679	624,170

Net cash used in operating activities	(1,019,308)	(365,244)	(15,342,378)

Cash flows used in investing activities:
Purchase of property and equipment	(2,363)	(5,628)	(407,691)

Cash flows from financing activities:
Proceeds from issuance of notes payable	-	-	5,240,000
Principal payments on notes payable	(15,000)	-	(90,000)
Issuance of preferred stock for cash	-	-	8,661,747
Issuance of common stock for cash	190,000	-	3,821,137
Proceeds from exercise of common stock options	-	-	9,800
Proceeds from exercise of preferred stock warrants	-	-	2,233

Net cash provided by financing activities	175,000	-	17,644,917

Net change in cash	(846,671)	(370,872)	1,894,848

Cash, beginning of the period	2,741,519	422,198	-

Cash, end of the period	$1,894,848	$51,326	$1,894,848

Supplemental disclosure of cash flow information:

Cash paid for interest	$-	$-	$5,434

See accompanying notes to condensed consolidated financial statements.

Q HOLDINGS, INC. AND SUBSIDIARIES

(A Development Stage Company)

Condensed Consolidated Statements of Cash Flows (Unaudited)

Six Months Ended June 30, 2012 and 2011

and the Period from March 28, 2002 (Date of Inception) to June 30, 2012

Continued

Supplemental disclosure of noncash investing and financing activities:

For the period from March 28, 2002 (date of inception) through June 30, 2012:

●	The Company issued 219,658 shares of common stock in exchange for technology valued at $220.
●	The Company converted $1,050,000 of notes payable and $29,691 of accrued interest to 482,008 shares of Series A2 preferred stock.
●	The Company converted $3,740,000 of notes payable and $370,346 of accrued interest to 1,787,104 shares of Series B preferred stock.
●	The Company issued 19,457 shares of Series B preferred stock in exchange for $44,750 of research and development services provided.
●	The Company issued $360,000 of convertible bridge notes payable with an original debt discount of $360,000. The discount was accreted as interest expense over the term of the note.
●	The Company issued $90,000 in convertible bridge notes payable for professional services provided, with an original debt discount of $90,000. The discount was accreted as interest expense over the term of the note.
●	The Company converted $900,000 of bridge notes payable and $16,644 of accrued interest to 916,644 shares of common stock.
●	The Company converted 250,000 shares of Series A1 preferred stock, 2,022,190 shares of Series A2 preferred stock, and 4,102,654 shares of Series B preferred stock into 13,791,231 shares of common stock.
●	The Company issued 10,000 shares of common stock in exchange for licensing $10,000 of research and development assets.
●	The Company financed certain payables in connection with an agreement for the purchase of services to assist in an Investigational New Drug application to the U.S. Food and Drug Administration.

See accompanying notes to condensed consolidated financial statements.

Q HOLDINGS, INC. AND SUBSIDIARIES

(A Development Stage Company)

Notes to Condensed Consolidated Financial Statements

1.	Organization and Summary of Significant Accounting Policies

Organization

Q Holdings, Inc. (“the Company”) (formerly known as Grace 2, Inc.) was incorporated on October 27, 2005 as a Delaware corporation.

On October 13, 2011, Grace 2, Inc. entered into an Agreement and Plan of Merger (“Agreement”) with Q Acquisition, Inc., a Delaware corporation and wholly owned subsidiary (“Merger Sub”), and Q Therapeutics, Inc. Q Therapeutics, Inc. was incorporated on March 28, 2002 as a Delaware corporation. Pursuant to the Agreement, Merger Sub merged with and into Q Therapeutics, Inc. with Q Therapeutics, Inc. being the surviving corporation. Upon the consummation of the merger, Grace 2, Inc. acquired 100% of Q Therapeutics, Inc. by issuing 2.1633835 shares of common stock for each outstanding equity instrument of Q Therapeutics, Inc. After the effective date of the transaction, the former Q Therapeutics, Inc. stockholders owned 89.7% of the issued and outstanding common shares of Grace 2, Inc. Also, at the time of the transaction Grace 2, Inc. was renamed Q Holdings, Inc. The transaction was accounted for as a reverse acquisition with Q Therapeutics, Inc. as the accounting acquirer. The condensed consolidated financial statements include the activity of Q Therapeutics, Inc. from inception (March 28, 2002) through June 30, 2012, and the activity of Q Holdings, Inc. and Q Therapeutics, Inc. from the date of acquisition (October 13, 2011) forward.

The Company is a development stage company in the process of developing products to treat debilitating and fatal diseases of the central nervous system.

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements include the accounts of Q Holdings, Inc. and its wholly owned subsidiary, Q Therapeutics, Inc. and Q Therapeutics, Inc.’s majority owned subsidiary, NeuroQ Research, Inc. (collectively, “the Company”). All significant intercompany amounts have been eliminated. There has been no activity in NeuroQ Research, Inc. since NeuroQ Research, Inc. was formed; therefore, no non-controlling interest is presented. The unaudited condensed consolidated financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) on a basis consistent with the Company’s annual financial statements and, in the opinion of management, reflect all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the financial information set forth therein. Certain information and note disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles have been condensed or omitted pursuant to SEC rules and regulations, although the Company believes that the following disclosures, when read in conjunction with the annual financial statements and the notes thereto as included in the Company’s annual report on Form 10-K for the year ended December 31, 2011, are adequate to make the information presented not misleading. Operating results for the three and six months ended June 30, 2012, are not necessarily indicative of the results that may be expected for the year ending December 31, 2012.

Q HOLDINGS, INC. AND SUBSIDIARIES

(A Development Stage Company)

Notes to Condensed Consolidated Financial Statements

Continued

1.	Organization and Summary of Significant Accounting Policies Continued

Development Stage and Liquidity

For the period from March 28, 2002 (date of inception) through June 30, 2012, the Company has not generated significant revenues and has been developing its products. Therefore, the Company is considered to be in the development stage in accordance with the provisions of Accounting Standards Codification (“ASC”) Topic 915, Development Stage Entities. Cumulative amounts have been presented for the period from March 28, 2002 (date of inception) through June 30, 2012. Historically, the Company has been dependent on government grants and debt and equity raised from individual investors to sustain its operations. The Company’s products have not been approved by the FDA for commercial sale; therefore, the Company has not generated revenues from commercial product sales. The Company has incurred losses and used cash in operating activities since inception. As of June 30, 2012, the Company had a deficit accumulated during the development stage of $18,640,061. From October 13, 2011 through June 30, 2012, the Company raised $4,018,047 in a private placement of the Company’s common stock. Although there can be no assurance, management believes that the Company has sufficient resources to fund the Company’s operations through at least June 30, 2013.

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

Stock-Based Compensation

The Company calculates the estimated fair value of its stock options and warrants on the grant date using the Black-Scholes option-pricing model and recognizes the estimated fair value as compensation expense on a straight-line basis over the vesting period. The volatility assumption used in the Black-Scholes option-pricing model is based on the volatility of publicly traded companies in the same industry as the Company. The expected terms of the options and warrants granted represent the period of time that the options granted are expected to be outstanding. The risk free rate for periods within the contractual lives of the option and warrant is based on the U.S. treasury securities constant maturity rate that corresponds to the expected terms in effect at the time of grant.

Net Loss Per Common Share

Basic net income or loss per common share (“Basic EPS”) is computed by dividing net income or loss by the weighted average number of common shares outstanding. Diluted net income or loss per common share (“Diluted EPS”) is computed by dividing net income or loss by the sum of the weighted average number of common shares outstanding and the dilutive potential common share equivalents then outstanding. Potential dilutive common share equivalents consist of shares issuable upon the exercise of outstanding stock options and warrants to acquire common stock.

Due to the fact that for all periods presented, the Company has incurred net losses, potential dilutive common share equivalents of 15,830,505 and 8,311,561 for the six months ended June 30, 2012 and 2011, respectively, are not included in the calculation of Diluted EPS because they are anti-dilutive. Therefore, basic loss per common share is the same as diluted loss per common share for the three and six months ended June 30, 2012 and 2011.

Q HOLDINGS, INC. AND SUBSIDIARIES

(A Development Stage Company)

Notes to Condensed Consolidated Financial Statements

Continued

2.	Private Placement Memorandum

Between October 13, 2011 and June 30, 2012, the Company was conducting a private placement of its securities solely to accredited investors. The offering is being conducted on a best efforts basis, whereby the Company is offering for sale a minimum of 3,000,000 and a maximum of 6,000,000 Units, each Unit consisting of one share of common stock, one 7-year common stock purchase warrant exercisable at $1.00 per share, and one 7-year common stock purchase warrant exercisable at $2.00 per share. Units sold totaled 4,018,047 through June 30, 2012. The Company has raised an aggregate of $3,820,318 after paying issuance costs of $197,729.

3.	Stock Options and Warrants

Stock Options

The Q Therapeutics, Inc. stock option plan, originally approved on April 10, 2002 and subsequently amended (the “2002 Plan”), provides for the grant of incentive options, nonqualified options, and shares of restricted stock. Under the terms of the 2002 Plan, there are 4,586,373 common shares available for grant to employees, officers, directors and consultants. The Board of Directors determines the terms of each grant. Generally, the options have a vesting period of 4 years with 25% vesting after the first year of service and monthly thereafter, and have a 10-year contractual life. Certain stock options have provisions to accelerate vesting upon the occurrence of certain events. The 2002 Plan converted to a Q Holdings, Inc. plan in connection with the merger discussed in Note 1. As of October 13, 2011, there were 228,472 common shares available to be issued under the 2002 Plan.

On October 13, 2011, the 2011 Stock Option Plan for Q Holdings, Inc. (the “2011 Plan”) was adopted, authorizing 1,500,000 common shares available for grant to employees, officers, directors and consultants. On October 13, 2011, a majority of stockholders approved the 2011 Plan adopted by the Board of Directors and approved a total of 1,728,472 shares for issuance under the 2011 Plan with the remaining 228,472 shares previously available under the 2002 Plan made available for issuance under the 2011 Plan. As of June 30, 2012, there were 878,472 shares available for option grants under the 2011 Plan.

Stock-based compensation for the three months ended June 30, 2012 and 2011 was $26,159 and $7,213, respectively. Stock-based compensation for the six months ended June 30, 2012 and 2011 was $55,467 and $14,541, respectively. As of June 30, 2012, the Company had $311,193 of unrecognized stock-based compensation expense related to non-vested awards that will be recognized over a weighted-average period of 3.35 years.

In conjunction with the 2011 reverse merger, the options to purchase preferred stock in Q Therapeutics, Inc. were exchanged for options to purchase common stock in Q Holdings, Inc. Each option in Q Therapeutics, Inc. was exchanged for 2.1633835 options in Q Holdings, Inc. with the exercise price adjusted down by the same factor, and all other terms remained unchanged.

Q HOLDINGS, INC. AND SUBSIDIARIES

(A Development Stage Company)

Notes to Condensed Consolidated Financial Statements

Continued

3.	Stock Options and Warrants Continued	The following sets forth the outstanding common stock options and related activity for the six months ended June 30, 2012:

	Number of Options	Weighted Average Exercise Price Per Share

Outstanding as of December 31, 2011	3,156,948	$0.14
Granted	850,000	1.00
Exercised	-	-
Forfeited	-	-

Outstanding as of March 31, 2012	4,006,948	0.32
Granted	-	-
Exercised	-	-
Forfeited	(149,057)	0.08

Outstanding as of June 30, 2012	3,857,891	0.33

The aggregate intrinsic value of outstanding stock options as of June 30, 2012 was approximately $2,580,000.

The fair value of each stock-based compensation award granted during the six months ended June 30, 2012, was estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions:

Risk-free interest rate	2.61 - 3.36%
Expected stock price volatility	62.19%
Expected dividend yield	0%
Expected life of options	5.5 – 6.5 years

The following summarizes information about stock options outstanding as of June 30, 2012:

Exercise Price	Number of Options Outstanding	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Number of Options Exercisable	Weighted Average Exercise Price

$0.06 – 0.08	935,051	7.52	$0.08	935,051	$0.08
$0.15 – 0.19	2,072,840	6.75	0.17	1,952,653	0.17
$1.00	850,000	9.51	1.00	106,250	1.00

	3,857,891	7.54	0.33	2,993,954	0.17

Q HOLDINGS, INC. AND SUBSIDIARIES

(A Development Stage Company)

Notes to Condensed Consolidated Financial Statements

Continued

3.	Stock Options and Warrants Continued

Warrants

In conjunction with the reverse merger, the warrants to purchase preferred stock in Q Therapeutics, Inc. were exchanged for warrants to purchase common stock in Q Holdings, Inc. Each warrant in Q Therapeutics, Inc. was exchanged for 2.1633835 warrants in Q Holdings, Inc. and the exercise price was adjusted down by the same factor. All other terms remained unchanged. Warrants were issued in 2012 and 2011 related to the bridge funding and private placement.

In connection with certain stock offerings and debt issuances, the Company has issued warrants to purchase common stock. The following summarizes information about stock warrants as of June 30, 2012, all of which are exercisable:

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

Q HOLDINGS, INC. AND SUBSIDIARIES

(A Development Stage Company)

Notes to Condensed Consolidated Financial Statements

Continued

3.	Stock Options and Warrants Continued

	Year of	Number of	Exercise
Warrants	Expiration	Shares	Price

Warrants issued in conjunction with private placement (October 13 and December 30, 2011)	2018	3,828,047	$1.00

Warrants issued in conjunction with private placement (October 13 and December 30, 2011)	2018	3,828,047	2.00

Warrants issued for fees in conjunction with reverse merger (October 13 and December 30, 2011)	2018	22,750	1.20

Warrants issued in conjunction with private placement (February 2 and March 30, 2012)	2019	190,000	1.00

Warrants issued in conjunction with private placement (February 2 and March 30, 2012)	2019	190,000	2.00

Warrants issued for fees in conjunction with private placement (February 2 and March 30, 2012)	2019	19,000	1.20

Warrants issued in conjunction with asset purchase agreement (April 9, 2012)	2019	10,000	1.00

Warrants issued in conjunction with asset purchase agreement (April 9, 2012)	2019	10,000	2.00

		11,979,518

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

License and Royalty Agreements

The Company has entered into an exclusive license agreement with a university, where the Company has obtained certain intellectual property from the university to commercialize, produce, manufacture, use and sell the patent rights. The Company is required to pay the university a contractual dollar amount for each new investigational drug application filed with the Food and Drug Administration (“FDA”) using the licensed intellectual property. Should the Company receive cash payments from licensing revenue during human trial research, the Company is required to pay 10% of all net licensing revenue (but not including payments for product development activities or equity purchases) to the university up to a certain maximum amount. The Company is also required to pay an amount upon New Drug Application (“NDA”) approval. The NDA approval occurs when the FDA has approved all prior drug testing and allows a new drug to go to the market. Once the Company has an NDA, the Company must pay the university a royalty of 2% of net sales up to a certain dollar amount and 2.5% of net sales in excess of that amount of human therapeutics and must pay the university a royalty of 5% of net sales on any services. If the Company sublicenses the intellectual property, then the Company must pay the university in accordance with the provisions of the agreement.

The Company has a product development agreement with an entity, whereby the Company has granted the entity a non-exclusive right to certain intellectual property owned by the Company and the entity has granted to the Company a non-exclusive right to use certain intellectual property owned by the entity in order to develop new products (“Products”) to be sold primarily by the Company or its designees to the research market. The Company has agreed to pay the entity certain amounts for product development in the form of the Company’s common stock. In addition, the Company has agreed to pay the entity royalty payments of 10% of net sales of the Company to third parties for Products developed using the entity’s intellectual property. If the Company agrees that the entity can also sell Products to third parties and if the entity has sales to a third party of Products using the Company’s intellectual property, then the entity will pay the Company a royalty payment of 10% of net sales. However, if the Products sold by the entity are covered solely by the Company’s patents and know-how, then a 50-50 financial sharing arrangement between the entity and the Company will apply to such Products.

Right of First Negotiation

Pursuant to an agreement (“Agreement”) the Company has irrevocably granted a stockholder with a right of first negotiation to license certain technology of the Company related to Q-Cells®. The term of the Agreement is for a period of the later of (i) 3 years from the effective date of the Agreement (October 6, 2011) or (ii) 6 months after the date of completion of certain dosing of the technology.

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

Research Agreement

On March 27, 2012, the Company executed an agreement for outside research study services. The total contract price is $237,400 and the Company is required to make certain payments under the agreement as milestones are met. A separate agreement with the services provider allows the Company to pay 25% of the invoiced amount in cash and allows the balance to be financed and recorded as a loan to be paid over the following 36-60 months. Originally, the agreement had a provision that allowed the holder to convert the balance into Q Therapeutics, Inc. series B preferred stock. The Company currently is in negotiations to revise this agreement to allow conversion to Q Holding, Inc.’s common stock. Interest is being recorded at 8% annually. The total amount invoiced to date is $142,400 and payments of $35,600 were made in May 2012. As of June 30, 2012, the balance outstanding is $108,000, of which $106,800 relates to principal and $1,424 relates to accrued interest. The agreement is expected to conclude in 2012.

Placement Agent Agreement

On June 27, 2012, the Company entered into an agreement with a placement agent in connection with the private placement. Under the agreement, a fee of $5,000 was paid in June. For any securities purchased by certain purchasers, the placement agent will receive a cash placement fee equal to 8% and warrants equal to 10%.

Secured Promissory Note

The Company entered into an agreement with two shareholders whereby the loan amount of $31,967 plus interest is to be repaid to the Company by December 31, 2012. For each month of non-payment, 1/12 of a combined 200,000 common shares are forfeited. As of June 30, 2012, total payments received were $7,988 and total shares forfeited for loan default were 100,000. The Company believes the full amount of the note will be collected.

Operating Leases

The Company leases its office and lab facility under a non-cancelable operating lease. The current lease was renewed effective April 1, 2011 and expires March 2013. The minimum future lease payments under this operating lease as of June 30, 2012 is $55,442 due during the year ending December 31, 2012 and $27,721 due during the year ending December 31, 2013.

Lease expense under operating leases was $27,721 and $26,913 for the three months ended June 30, 2012 and 2011, respectively. Lease expense under operating leases was $54,634 and $53,043 for the six months ended June 30, 2012 and 2011, respectively.

Q HOLDINGS, INC. AND SUBSIDIARIES

(A Development Stage Company)

Notes to Condensed Consolidated Financial Statements

Continued

5.	Related-Party Transactions	On January 9, 2010, the Company entered into an unsecured note payable agreement with a stockholder for $15,000 with an annual interest rate of 6% and a maturity date of December 31, 2010. The note was repaid on February 29, 2012.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS

The following discussion and analysis of the Company as of June 30, 2012 and for the three and six months ended June 30, 2012 and 2011 should be read in conjunction with the condensed consolidated financial statements and accompanying notes included herein, as well as the Company’s financial statements for the year ended December 31, 2011 filed with its Annual Report on Form 10-K on March 23, 2012.

Forward-Looking Statements

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

We believe it is important to communicate our expectations. However, there may be events in the future that we are not able to accurately predict or over which we have no control. Our actual results and the timing of certain events could differ materially from those anticipated in these forward-looking statements as a result of certain factors, including those set forth under “Risk Factors,” “Business” and elsewhere in the Company’s Annual Report on Form 10-K for the year ended December 31, 2012 filed with the Securities Exchange Commission (“SEC”) on March 23, 2012.

Company Overview

As discussed throughout this Quarterly Report, Q Holdings, Inc. (hereinafter “Q Holdings” or the “Company”) conducts its business and operations through its wholly owned subsidiary, Q Therapeutics, Inc. (hereinafter “Q Therapeutics” or “Q”). Q Therapeutics is a Salt Lake City, Utah-based biopharmaceutical company that is developing human cell-based therapies intended to treat degenerative diseases of the brain and spinal cord, the primary components of the central nervous system (“CNS”). Q Therapeutics was incorporated in the state of Delaware in March 2002.

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

Corporate History

Q Therapeutics was incorporated in the state of Delaware on March 28, 2002. Grace 2 was incorporated in the state of Delaware on October 27, 2005. On October 13, 2011, Grace 2 and its wholly owned subsidiary, Q Acquisition, Inc., a Delaware corporation (“Merger Sub”), entered into an Agreement and Plan of Merger (“Merger Agreement”) with Q Therapeutics. Pursuant to the Merger Agreement, Merger Sub merged with and into Q Therapeutics with Q Therapeutics being the surviving corporation (the “Merger”). Upon the consummation of the Merger, the Company acquired 100% of Q Therapeutics by issuing 2.1633835 shares of Common Stock for each then outstanding equity instrument of Q Therapeutics. After the effective date of the transaction, the former stockholders of Q Therapeutics owned approximately 89.7% of the issued and outstanding Common Stock of Grace 2. Effective November 2, 2011, Grace 2 changed its name to Q Holdings, Inc. The transaction was accounted for as a “reverse acquisition” with Q Therapeutics as the accounting acquirer.

Prior to the consummation of the Merger, Grace 2 was a “shell” company (as defined in Rule 12b-2 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)). Grace 2 voluntarily registered its Common Stock under Section 12(g) of the Exchange Act on a Form 10-SB (File No.: 000-52062) filed with the SEC on June 19, 2006 and which went effective by operation of law 60 days thereafter. Upon the effectiveness of the Form 10-SB, Grace 2 became a fully reporting company obligated to file annual, quarterly and other periodic reports required by the Exchange Act with the Commission. Upon the consummation of the Merger on October 13, 2011, Q Holdings assumed Grace 2’s SEC reporting obligations and the Company ceased being a “shell” company. On October 18, 2011, the Company filed a Form 8-K with the Commission disclosing the terms of the Merger and containing “Form 10” information.

On June 29, 2012, the Company filed a Registration Statement on Form S-1 (File No: 333-182447) (the “Registration Statement”) with the Commission therein registering under the Securities Act, an aggregate of 15,978,447 shares of Common Stock for resale by the selling stockholders named in the Registration Statement. The Commission declared the Registration Effective on July 17, 2012. Subsequently, a FINRA-registered broker-dealer filed a Form 211 application with FINRA on Q Holdings’ behalf in an effort to have the Company’s Common Stock quoted on the OTC Bulletin Board (OTCBB). As of the date of this Quarterly Report, the Form 211 application is under review by FINRA. There can be no assurance that the broker-dealer’s application to FINRA will be successful. If our Common Stock is not quoted on the OTCBB, we intend to have our Common Stock listed on the OTC Pink Sheets.

Q’s Semi-Virtual Business Model

Q Therapeutics uses a semi-virtual business model to develop its products. Q believes this type of business model to be capital efficient while allowing it to augment its own expertise and capabilities with those of its development partners at the time that outside resources are needed. Q’s semi-virtual business model includes utilizing third parties for certain functions and outsourced services. For example, Q utilizes outside collaborators and contractors to:

●	Leverage its research and development resources by forming collaborations with outside scientists specialized in our areas of interest;
●	Contract Good Laboratory Practice (“GLP”) and Good Manufacturing Practice (“GMP”) manufacturing to facilities specialized in such production;
●	Utilize experienced regulatory consultants to work with the Food and Drug Administration (“FDA”);
●	Contract safety/toxicology studies to qualified GLP labs;
●	Conduct the clinical trials with physicians and institutions with relevant experience;
●	Enter into pharmaceutical company collaborations to maximize product sales.

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

Q continued its work on defining and characterizing Q-Cells® and its ability to myelinate in animal models, including publication in peer reviewed journals (Sandrock et al, RegenMed 5 , 381-394; 2010). Q also carried out research activities under an SBIR grant for development of an astrocyte cell product.

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

To further define potential applications of Q-Cells®, Q furthered work with collaborators on use of Q-Cells® in animal models of SCI, both for inflammatory injury as well as mechanical injury. Recently published studies with Dr. Itzhak Fischer’s laboratory at Drexel University in an athymic rat model of thoracic contusion, SCI documented safety and statistically significant, reproducible, disease modifying activity of Q-Cells transplanted into the injury site (Jin et al., J Neurotrauma 28(4), 579-94; 2011). Walczak et al (Glia 59, 499-510; 2011), in collaboration with Q, demonstrated safety and benefits of Q-Cells® in a model of focal inflammatory SCI.

Q continued to prosecute and maintain its IP portfolio.

In 2011, Q Therapeutics established a subsidiary, NeuroQ Research, Inc., a Delaware corporation (“NeuroQ Research”), with offices in Utah and California, which is intended to carry out activities utilizing Q Therapeutics’ intellectual property to develop products for the research market. Q entered into a development and non-exclusive license agreement with xCell Science LLC, to develop products using Q’s IP for ultimate sale to the research market, and into a non-exclusive license agreement with Molecular Transfer, Inc, for manufacturing and sale of such products. NeuroQ Research is majority owned by Q Therapeutics.

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

Q1 2012 Summary

Q continued its development activities with Q-Cells® for treatment of ALS, and conducted its pre-IND meeting with the FDA in January. The meeting was positive and Q is continuing with its plans to carry out the remaining pre-clinical studies to support an IND submission for treatment of ALS targeted for 2013. Q is working with MPI Research to carry out GLP animal safety studies in rodents in support of the IND submission.

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

Q2 2012 Summary

Q commenced the pilot studies with MPI Research to conduct GLP animal safety studies in support of an IND submission for use of Q-Cells® treatment of ALS. Q and its collaborators at Johns Hopkins University continued the preclinical studies and characterization of Q-Cells® in support of future clinical testing in ALS, as well as demyelinating diseases including multiple sclerosis (MS), and with Drexel University (Itzhak Fischer lab) for treatment of traumatic spinal cord injury. A manuscript in collaboration with the Jeff Bulte lab describing the beneficial immunomodulatory effects of Q-Cells® in the mouse EAE model of MS was published in Glia 60: 1117-1129 (2012), entitled “ICV-Transplanted Human Glial Precursor Cells Are Short-Lived Yet Exert Immunomodulatory Effects in Mice with EAE”. Q continued to manufacture its Q-Cells® with Goodwin Biotechnology and the University of Utah Cell Therapy Facility.

Q continued to build its intellectual property portfolio, with two new patents issued under Q’s license agreement with the University of Utah: US Patent No. 8,168,174, entitled “Method of Isolating Human Neuroepithelial Precursor Cells from Human Fetal Tissue,” and Canadian Patent No. 2,473,749, entitled “Pure Populations of Astrocyte Restricted Precursor Cells and Methods for Isolation and Use Thereof.”

Results of Operations for the Three Months Ended June 30, 2012 compared to the Three Months Ended June 30, 2011

For the period from March 28, 2002 (date of inception) through June 30, 2012, the Company has not generated significant revenues and has been developing its products for commercial sale. Therefore, the Company is considered to be in the development stage.

Since entering the development stage, the Company has not generated revenues in excess of expenses and has been dependent on government grants and debt and equity raised from individual investors to sustain its operations. The Company’s products have not yet been approved by the FDA for commercial sale; therefore, the Company has not generated any revenues from commercial product sales. The Company has incurred losses and used cash in operating activities since inception. As of June 30, 2012, the Company had an accumulated deficit of $18,640,061.

	For the Three Months Ended June 30,
	2012	2011	Change	%

Grant revenues	$7,229	$10,173	$(2,944)	(28.9)

License fees and other revenues	-	9,600	(9,600)	(100.0)
Total revenues	7,229	19,773	(12,544)	(63.4)

Research and development expense	257,463	158,763	98,700	62.2

General and administrative expense	345,554	126,633	218,921	172.9
Total operating expenses	603,017	285,386	317,621	111.3

Loss from operations	(595,788)	(265,623)	(330,165)	(124.3)

Other income, net	1,079	98	981	1001.0
Loss before provision for income taxes	(594,709)	(265,525)	(329,184)	(124.0)

Provision for income taxes	-	-	-	-

Net loss	$(594,709)	$(265,525)	$(329,184)	(124.0)%

Grant Revenues

Grant revenues for the three months ended June 30, 2012 were $7,229, a decrease of $2,944, or 28.9%, from $10,173 for the three months June 30, 2011. Grant revenues decreased due to fewer billings during the second quarter 2012.

License Fees and Other Revenues

License fees and other revenues for the three months ended June 30, 2012 were $0, a decrease of $9,600, or 100%, from $9,600 for the three months ended June 30, 2011. The decrease was attributable to no sales of Q-cells® to product development partners and collaborators during the three months ended June 30, 2012.

Research and Development Expense

Total research and development expense for the three months ended June 30, 2012 was $257,463, an increase of $98,700, or 62.2%, from $158,763 for the three months ended June 30, 2011. The increase in research and development expense was primarily attributable to increases in research activities and the associated reagents, outside study fees, and salaries and benefits.

General and Administrative Expense

The following table details the general and administrative expenses incurred by the Company:

	For the Three Months Ended June 30,
	2012	2011	Change	%

Salaries and benefits	$147,467	$39,668	$107,799	271.8
Professional fees	127,025	30,215	96,810	320.4
Stock-based compensation	26,159	7,213	18,946	262.7
Rent	18,692	17,896	796	4.4
Insurance	9,773	6,635	3,138	47.3
Other	16,438	25,006	(8,568)	(34.3)
Total	$345,554	$126,633	$218,921	172.9

The increase in general and administrative expense was principally due to increases in professional fees related to costs associated with public reporting requirements as well as fundraising activities, stock-based compensation, salaries and benefits, and conference fees (included in other).

Results of Operations for the Six Months Ended June 30, 2012 compared to the Six Months Ended June 30, 2011

	For the Six Months Ended June 30,
	2012	2011	Change	%

Grant revenues	$7,229	$10,173	$(2,944)	(28.9)

License fees and other revenues	-	14,400	(14,400)	(100.0)
Total revenues	7,229	24,573	(17,344)	(70.6)

Research and development expense	481,670	277,430	204,240	73.6

General and administrative expense	731,288	340,673	390,615	114.7
Total operating expenses	1,212,958	618,103	594,855	96.2

Loss from operations	(1,205,729)	(593,530)	(612,199)	(103.1)

Other income (expense), net	106	(103)	209	202.9
Loss before provision for income taxes	(1,205,623)	(593,633)	(611,990)	(103.1)

Provision for income taxes	-	-	-	-

Net loss	$(1,205,623)	$(593,633)	$(611,990)	(103.1)%

Grant Revenues

Grant revenues for the six months ended June 30, 2012 were $7,229, a decrease of $2,944, or 28.9%, from $10,173 for the six months ended June 30, 2011. Grant revenues decreased due to fewer billings during 2012.

License Fees and Other Revenues

License fees and other revenues for the six months ended June 30, 2012 were $0, a decrease of $14,400, or 100%, from $14,400 for the six months ended June 30, 2011. The decrease was attributable to no sales of Q-cells® to product development partners and collaborators during the six months ended June 30, 2012.

Research and Development Expense

Total research and development expense for the six months ended June 30, 2012 was $481,670, an increase of $204,240 or 73.6%, from $277,430 for the six months ended June 30, 2011. The increase in research and development expense was primarily attributable to increases in research activities and the associated reagents, outside study fees, and salaries and benefits.

General and Administrative Expense

The following table details the general and administrative expenses incurred by the Company:

	For the Six Months Ended June 30,
	2012	2011	Change	%

Salaries and benefits	$294,302	$149,671	$144,631	96.6
Professional fees	262,580	76,113	186,467	245.0
Stock-based compensation	55,467	14,541	40,926	281.5
Rent	37,881	37,162	719	1.9
Insurance	23,248	14,498	8,750	60.4
Other	57,810	48,688	9,122	18.7
Total	$731,288	$340,673	$390,615	114.7

The increase in general and administrative expense was principally due to increases in professional fees related to costs associated with public reporting requirements as well as fundraising activities, stock-based compensation, and salaries and benefits.

Liquidity and Capital Resources

As of June 30, 2012, we had $1,894,848 of cash on hand, compared to $2,741,519 as of December 31, 2011.

Between October 13, 2011 and December 31, 2011, the Company raised $3,828,047, before issuance costs of $197,729, in a private placement offering to nine “accredited investors” (as that term is defined under Rule 501(a) of Regulation D promulgated under the Securities Act) of an aggregate of 3,828,047 Units for $1.00 per Unit, each Unit consisting of (i) one share of Common Stock, (ii) one Seven-Year Common Stock Purchase Warrant to purchase one share of the Company’s Common Stock for $1.00, subject to adjustment in certain circumstances (“Series A Warrants”), and (iii) one Seven-Year Common Stock Purchase Warrant to purchase one share of the Company’s Common Stock for $2.00, subject to adjustment in certain circumstances (the “Series B Warrants,” and together with the Series A Warrants, the “Warrants”).

During the six months ended June 30, 2012, the Company sold 190,000 additional Units to three “accredited investors” and four non-U.S. persons (as defined in Regulation S promulgated under the Securities Act) for aggregate proceeds of $190,000. In total, the Company sold an aggregate of 4,018,047 Units in the offering for gross proceeds of $4,018,047, before deducting $197,729 in expenses.

The following summarizes the key sources and uses of cash for the six months ended June 30, 2012 and 2011:

	For the Six Months Ended June 30,
	2012	2011
Net cash used in operating activities	$(1,019,308)	$(365,244)
Net cash used in investing activities	(2,363)	(5,628)
Net cash provided by financing activities	175,000	-
Net decrease in cash	$(846,671)	$(370,872)

For the six months ended June 30, 2012, net cash used in operating activities totaled $1,019,308, compared to $365,244 for the six months ended June 30, 2011. During the six months ended June 30, 2012, cash was used in operating activities for research activities, outside study fees, salaries and professional fees.

For the six months ended June 30, 2012 and 2011, net cash used in investing activities was $2,363 and $5,628 for purchases of property and equipment.

Net cash provided by financing activities was $175,000 for the six months ended June 30, 2012, compared to $0 for the six months ended June 30, 2011. The Company raised $190,000 from a private placement of its securities during the six months ended June 30, 2012, which was partially offset by the Company paying off a $15,000 note payable.

On June 29, 2012, the Company filed a Registration Statement on Form S-1 (File No: 333-182447) (the “Registration Statement”) with the SEC therein registering under the Securities Act, an aggregate of 15,978,447 shares of Common Stock for resale by the selling stockholders named in the Registration Statement (the “Selling Stockholders”). On July 17, 2012, the SEC declared the Registrant on Statement effective under the Securities Act. We have arbitrarily set an offering price of $1.00 per share of Common Stock offered by the Selling Stockholders through the prospectus included in the Registration Statement and we are paying the expenses of registering the shares, estimated to be $43,832. The 15,978,447 shares of Common Stock included in the Registration Statement include an aggregate of 4,944,691 shares of Common Stock issuable upon the exercise of Series A Warrants and an aggregate of 4,944,691 shares of Common Stock issuable upon the exercise of Series B Warrants. We will not receive any proceeds from the sale of Common Stock by the Selling Stockholders. We will receive, however, gross proceeds of $14,834,073 in the event all of the Series A Warrants and Series B Warrants are exercised. We intend to use any proceeds from the exercise of the Warrants for general working capital purposes. Notwithstanding, there can be no assurances that any of the selling stockholders will exercise any of their Warrants.

Below is a chart summarizing the anticipated gross proceeds from the exercise of the Series A Warrants and Series B Warrants by the Selling Stockholders named in the Registration Statement:

Warrants(1):	Exercise Price:	Shares Issuable Upon Exercise	Anticipated Gross Proceeds
Series A Warrants	$1.00/Share	4,944,691	$4,944,691
Series B Warrants	$2.00/Share	4,944,691	9,889,382
Total:		9,889,382	$14,834,073

(1)	The number of shares issuable upon the exercise of the Series A Warrants and the Series B Warrants and their respective exercise prices are subject to adjustment upon the occurrence of certain events as described in the Series A Warrant and Series B Warrant Agreements.

We believe that our current levels of cash, when combined with expected cash flows from equity financing transactions will be sufficient to meet our liquidity needs through at least June 30, 2013. However, we will most likely require additional cash resources in the future, as we anticipate changed business conditions and other developments in the Company’s progress. We will need additional cash resources in the future if we pursue opportunities for investment, acquisition, strategic cooperation or other similar actions. To satisfy future cash requirements, we expect to seek funding through the issuance of debt or equity securities and the obtaining of a credit facility. Any future issuance of equity securities would cause dilution for our stockholders. Any incurrence of indebtedness will increase our debt service obligations and may cause us to be subject to restrictive operating and financial covenants. It is possible that financing may be available to us in amounts or on terms that are not favorable to the Company or not available at all.

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

Significant Accounting Policies

Our discussion and analysis of financial condition and results of operations are based upon the condensed consolidated financial statements included herein, which have been prepared in accordance with U.S. generally accepted accounting principles and the requirements and regulations of the Securities and Exchange Commission. The preparation of these financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Significant accounting policies and areas where substantial judgments are made by management include:

Stock-Based Compensation - Q Holdings calculates the estimated fair value of its stock options and warrants on the grant date using the Black-Scholes option-pricing model and recognizes the estimated fair value as compensation expense on a straight-line basis over the vesting period. The volatility assumption used in the Black-Scholes option-pricing model is based on the volatility of publicly traded companies in the same industry as Q Holdings. The expected term of the options and warrants granted represent the period of time that the options granted are expected to be outstanding. The risk free rate for periods within the contractual life of the option and warrant is based on the U.S. treasury securities constant maturity rate that corresponds to the expected term in effect on the date of grant.

Grants Receivable - Q Holdings applies for research grants generally as a sub-recipient to grants funded by government agencies through research universities. Q Holdings records grants receivable in accordance with the provisions of the grant agreement. A grant receivable is considered past due when payment has not been received within 30 days of the invoice date. The amounts of the specific reserves are estimated by management based on various assumptions including the age of the grant receivable, as well as changes in payment schedules and histories. Grants receivable balances are charged off against the allowance for doubtful accounts when the potential for recovery is remote. Recoveries of receivables previously charged off are recorded when payment is received.

Income Taxes - Q Holdings recognizes deferred income tax assets or liabilities for the expected future tax consequences of events that have been recognized in the financial statements or tax returns. Deferred income tax assets or liabilities are determined based upon the difference between the financial and income tax bases of assets and liabilities using enacted tax rates expected to apply when differences are expected to be settled.

Net Loss Per Common Share -Basic net income or loss per common share (Basic EPS) is computed by dividing net income or loss by the weighted average number of common shares outstanding. Diluted net income or loss per common share (Diluted EPS) is computed by dividing net income or loss by the sum of the weighted average number of common shares outstanding and the dilutive potential common share equivalents then outstanding. Potential dilutive common share equivalents consist of shares issuable upon the exercise of outstanding stock options and warrants to acquire common stock.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

N/A.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures.

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our filings under the Exchange Act is recorded, processed, summarized and reported within the periods specified in the rules and forms of the SEC. This information is accumulated and communicated to our executive officers to allow timely decisions regarding required disclosure. As of June 30, 2012, our Chief Executive Officer, who acts in the capacity of principal executive officer and our Vice President, Chief Financial Officer, who acts in the capacity of principal financial officer, have evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based upon that evaluation, our Chief Executive Officer and the Vice President, Chief Financial Officer have concluded that our disclosure controls and procedures were not effective as of June 30, 2012, based on their evaluation of these controls and procedures required by paragraph (b) of Exchange Act Rules 13a-15 or 15d-15.

Changes in Internal Controls.

During the quarter ended June 30, 2012, the Company hired an additional financial member to the Company’s accounting staff with experience in designing, implementing, monitoring, and testing internal controls to begin addressing and correcting concerns regarding the lack of segregation of incompatible duties cited as one of the material weaknesses in the Company’s internal control over financial reporting in the Company’s Annual Report on Form 10-K for the year ended December 31, 2011.

PART II - Other Information

Item 1. Legal Proceedings.

The Company is not a party to any pending legal proceedings and no such action against the Company has been threatened.

Item 1A. Risk Factors.

N/A.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

On April 9, 2012, the Company issued 10,000 Units to xCell Sciences LLC (“xCell Sciences”) in consideration for acquiring intellectual property and technology pursuant to a Collaboration and Asset Purchase Agreement, dated March 26, 2012, between the Company and xCell Sciences. Each Unit consisted of (a) one share of the Company’s Common Stock, (b) one Series A Warrant and (c) one Series B Warrant. The Company issued the Units and underlying securities pursuant to the exemption from the registration requirements of the Securities Act provided by Section 4(2) promulgated thereunder due to the fact that the issuance was isolated and did not involve a public offering of securities.

Item 3. Defaults Upon Senior Securities.

N/A

Item 4. Submission of Matters to a Vote of Security Holders.

N/A

Item 5. Other Information.

None

Subsequent Event:

On July 17, 2012, the SEC declared the Company’s Registration Statement on Form S-1 (File No: 333-182447) (the “Registration Statement”) effective under the Securities Act. The Company had filed the Registration Statement with the SEC on June 29, 2012, therein registering under the Securities Act, an aggregate of 15,978,447 shares of Common Stock for resale by the selling stockholders named in the Registration Statement.  Subsequently, a FINRA-registered broker-dealer filed a Form 211 application with FINRA on the Company’s behalf in an effort to have the Company’s Common Stock quoted on the OTC Bulletin Board (OTCBB). As of the date of this Quarterly Report, the Form 211 application is under review by FINRA.

Item 6.Exhibits.

Exhibit No:	Description:
4.1(1)	Form of Series A Warrant (Corrected)

4.2(2)	Form of Series B Warrant

31.1(3)	Certification of the Company’s Principal Executive Officer pursuant to 15d-15(e), under the Securities and Exchange Act of 1934, as amended

31.2(3)	Certification of the Company’s Principal Financial and Principal Accounting Officer pursuant to 15d-15(e), under the Securities and Exchange Act of 1934, as amended

32.1(3)	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Principal Executive Officer).

32.2(3)	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Principal Financial and Principal Accounting Officer).

101.INS(4)	XBRL Instance Document

101.SCH(4)	XBRL Taxonomy Extension Schema

101.CAL(4)	XBRL Taxonomy Extension Calculation Linkbase

101.DEF(4)	XBRL Taxonomy Extension Definition Linkbase

101.LAB(4)	XBRL Taxonomy Extension Label Linkbase

101.PRE(4)	XBRL Taxonomy Presentation Linkbase

(1) The Company is re-filing this exhibit to correct the document filed as an exhibit to the Company’s S-1 (File No.: 333-182447) filed with the Commission on June 29, 2012.

(2) Filed as an exhibit to the Company’s S-1 (File No.: 333-182447) filed with the Commission on June 29, 2012 and incorporated by reference herein.

(3) Filed herewith.

(4) Pursuant to Rule 406T of Regulation S-T, these interactive data files are deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934 and otherwise are not subject to liability under those sections.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: August 9, 2012	By:	/s/ DEBORAH A. EPPSTEIN
	Name:	Deborah A. Eppstein, PhD
	Title:	Chief Executive Officer, President
(Principal Executive Officer)

Date: August 9, 2012	By:	/s/ STEVEN J. BORST
	Name:	Steven J. Borst
	Title:	Vice President, Chief Financial Officer
(Principal Financial Officer
and Principal Accounting Officer)

