Form 10-Q
period 2012-09-30
Q Holdings, Inc.
filed 2012-11-13
CIK 1366541

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2012

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

As of November 12, 2012, there were 24,686,832 shares of Common Stock, $0.0001 par value per share, issued and outstanding.

PART I - Financial Information

Item 1. Financial Statements

Q Holdings, Inc. and Subsidiaries

(A Development Stage Company)

Condensed Consolidated Balance Sheets (Unaudited)

	September 30, 2012	December 31, 2011
Assets

Current assets:
Cash	$1,296,149	$2,741,519
Receivable, net of allowance of $0 and $2,282, as of September 30, 2012 and December 31, 2011, respectively	29,238	53,796
Prepaid expenses and other	5,465	-

Total current assets	1,330,852	2,795,315

Property and equipment, net	20,199	31,923
Other assets	7,513	7,513

Total assets	$1,358,564	$2,834,751

Liabilities and Stockholders’ Equity

Current liabilities:
Accounts payable	$15,986	$77,181
Accrued liabilities	12,297	24,212
Accrued compensation	188,320	177,401
Note payable	-	15,000

Total current liabilities	216,603	293,794

Note payable	110,360	-

Total liabilities	326,963	293,794

Commitments and contingencies

Stockholders’ equity:
Common stock, $0.0001 par value: 100,000,000 shares authorized; 24,665,083 and 24,582,632 shares issued and outstanding as of September 30, 2012 and December 31, 2011, respectively	2,467	2,458
Additional paid-in capital	20,270,640	19,972,937
Accumulated deficit	(19,241,506)	(17,434,438)

Total stockholders’ equity	1,031,601	2,540,957

Total liabilities and stockholders’ equity	$1,358,564	$2,834,751

See accompanying notes to condensed consolidated financial statements.

Q Holdings, Inc. and Subsidiaries

(A Development Stage Company)

Condensed Consolidated Statements of Operations (Unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,		From March 28, 2002 (date of inception) through
	2012	2011	2012	2011	September 30, 2012

Grant revenue	$-	$-	$7,229	$10,173	$612,457
License fee and other revenues	-	-	-	14,400	282,900

Total revenues	-	-	7,229	24,573	895,357

Operating expenses:
Research and development	283,141	9,309	764,810	286,739	9,648,382
General and administrative	317,961	257,530	1,049,249	598,203	8,710,396

Total operating expenses	601,102	266,839	1,814,059	884,942	18,358,778

Operating loss	(601,102)	(266,839)	(1,806,830)	(860,369)	(17,463,421)

Other income (expense):
Interest income	1,023	-	3,212	-	186,554
Interest expense	(2,136)	(542,648)	(5,580)	(544,339)	(2,114,757)
Other income (expense)	769	-	2,130	1,588	150,118

Total other expense, net	(344)	(542,648)	(238)	(542,751)	(1,778,085)

Loss before provision for income taxes	(601,446)	(809,487)	(1,807,068)	(1,403,120)	(19,241,506)

Provision for income taxes	-	-	-	-	-

Net loss	$(601,446)	$(809,487)	$(1,807,068)	$(1,403,120)	$(19,241,506)

Weighted average number common shares outstanding - basic and diluted	24,685,193	4,193,203	24,679,417	4,193,203

Net loss per common share - basic and diluted	$(0.02)	$(0.19)	$(0.07)	$(0.33)

See accompanying notes to condensed consolidated financial statements.

Q HOLDINGS, INC. AND SUBSIDIARIES
(A Development Stage Company)
Condensed Consolidated Statements of Stockholders’ Equity (Unaudited)

			Additional		Total
	Common Stock		Paid-in	Accumulated	Stockholders’
	Shares	Amount	Capital	Deficit	Equity (Deficit)

Balance as of January 1, 2012	24,582,632	$2,458	$19,972,937	$(17,434,438)	$2,540,957

Stock-based compensation expense	-	-	95,912	-	95,912

Common stock issued for cash ($1 per share)	190,000	19	189,981	-	190,000
Common stock issued for services ($1 per share)	10,000	1	9,999	-	10,000
Common stock forfeited	(150,000)	(15)	15	-	-
Exercise of stock options for cash	32,451	4	1,796	-	1,800

Net loss	-	-	-	(1,807,068)	(1,807,068)

Balance as of September 30, 2012	24,665,083	$2,467	$20,270,640	$(19,241,506)	$1,031,601

See accompanying notes to condensed consolidated financial statements.

Q HOLDINGS, INC. AND SUBSIDIARIES

(A Development Stage Company)

Condensed Consolidated Statements of Cash Flows (Unaudited)

	For the Nine Months Ended September 30,		From March 28, 2002 (date of inception) through
	2012	2011	September 30, 2012

Cash flows from operating activities:
Net loss	$(1,807,068)	$(1,403,120)	$(19,241,506)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	14,088	22,481	387,713
Original debt discount	-	-	450,000
Accretion of debt costs and beneficial conversion feature	-	530,804	1,237,263
Stock-based compensation	95,912	35,200	367,476
Debt issued for services	110,360	90,000	200,360
Common stock issued for services	10,000	-	10,000
Preferred stock issued for services	-	44,750	44,750
Provision for losses on accounts receivable	(2,282)	2,282	14,531
Decrease (increase) in:
Accounts receivable	26,839	80,667	(33,770)
Prepaid expenses and other assets	(5,465)	-	(12,978)
Increase (decrease) in:
Accounts payable	(73,110)	27,738	16,227
Accrued liabilities	10,919	79,855	617,057

Net cash used in operating activities	(1,619,807)	(489,343)	(15,942,877)

Cash flows from investing activities:
Purchase of property and equipment	(2,363)	(5,626)	(407,691)

Cash flows from financing activities:
Proceeds from issuance of notes payable	-	360,000	5,240,000
Payments on short-term note payable	(15,000)	-	(90,000)
Issuance of preferred stock for cash	-	-	8,661,747
Issuance of common stock for cash	190,000	-	3,821,137
Proceeds from exercise of common stock options	1,800	-	11,600
Proceeds from exercise of preferred stock warrants	-	-	2,233

Net cash provided by financing activities	176,800	360,000	17,646,717

Net change in cash	(1,445,370)	(134,969)	1,296,149

Cash at beginning of year	2,741,519	422,198	-

Cash at end of year	$1,296,149	$287,229	$1,296,149

Supplemental disclosure of cash flow information:

Cash paid for interest	$-	$1,695	$5,434

See accompanying notes to condensed consolidated financial statements.

Supplemental disclosure of noncash i Q HOLDINGS, INC. AND SUBSIDIARIES

(A Development Stage Company)

Condensed Consolidated Statements of Cash Flows (Unaudited)

Continued

Supplemental disclosure of noncash investing and financing activities for the period from March 28, 2002 (Date of Inception) to September 30, 2012:

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

Q HOLDINGS, INC. AND SUBSIDIARIES

(A Development Stage Company)

Notes to Condensed Consolidated Financial Statements

1.	Organization and Summary of Significant Accounting Policies

Organization

Q Holdings, Inc. (the “Company” or “Q Holdings” and formerly known as Grace 2, Inc.) was incorporated on October 27, 2005 as a Delaware corporation under the name Grace 2, Inc.

On October 13, 2011, Grace 2, Inc. entered into an Agreement and Plan of Merger (“Agreement”) with Q Acquisition, Inc., a Delaware corporation and wholly owned subsidiary of the Company (“Merger Sub”), and Q Therapeutics, Inc. Q Therapeutics, Inc. was incorporated on March 28, 2002 as a Delaware corporation. Pursuant to the Agreement, Merger Sub merged with and into Q Therapeutics, Inc. with Q Therapeutics, Inc. being the surviving corporation. Upon the consummation of the merger, the Company acquired 100% of the outstanding voting securities of Q Therapeutics, Inc. by issuing 2.1633835 shares of common stock for each outstanding equity instrument of Q Therapeutics, Inc. and Q Therapeutics, Inc. became a wholly owned subsidiary of the Company. After the effective date of the transaction, the former Q Therapeutics, Inc. stockholders owned 89.7% of the issued and outstanding common shares of Grace 2, Inc. Also, at the time of the transaction Grace 2, Inc. was renamed Q Holdings, Inc. The transaction was accounted for as a reverse acquisition with Q Therapeutics, Inc. as the accounting acquirer. The condensed consolidated financial statements include the activity of Q Therapeutics, Inc. from inception (March 28, 2002) through September 30, 2012, and the activity of Q Holdings, Inc. and Q Therapeutics, Inc. from the date of acquisition (October 13, 2011) forward.

Basis of Presentation
The accompanying unaudited condensed consolidated financial statements include the accounts of Q Holdings, Inc. and its wholly owned subsidiary, Q Therapeutics, Inc. and Q Therapeutics, Inc.’s majority owned subsidiary, NeuroQ Research, Inc. (collectively, the “Company”). The Company is a development stage company in the process of developing products to treat debilitating and fatal diseases of the central nervous system. All significant intercompany amounts have been eliminated. There has been no activity in NeuroQ Research, Inc. since NeuroQ Research, Inc. was formed; therefore, no non-controlling interest is presented. The unaudited condensed consolidated financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) on a basis consistent with the Company’s annual financial statements and, in the opinion of management, reflect all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the financial information set forth therein. Certain information and note disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles have been condensed or omitted pursuant to SEC rules and regulations, although the

Q HOLDINGS, INC. AND SUBSIDIARIES

(A Development Stage Company)

Notes to Condensed Consolidated Financial Statements

Continued

1.	Organization and Summary of Significant Accounting Policies Continued

Basis of Presentation – continued

Company believes that the following disclosures, when read in conjunction with the annual financial statements and the notes thereto, are adequate to make the information presented not misleading. Operating results for the three and nine months ended September 30, 2012, are not necessarily indicative of the results that may be expected for the year ending December 31, 2012.

Development Stage and Liquidity

For the period from March 28, 2002 (date of inception) through September 30, 2012, the Company has not generated significant revenues and has been developing its products. Therefore, the Company is considered to be in the development stage in accordance with the provisions of Accounting Standards Codification (“ASC”) Topic 915, Development Stage Entities. Cumulative amounts have been presented for the period from March 28, 2002 (date of inception) through September 30, 2012. Historically, the Company has been dependent on government grants and debt and equity raised from investors to sustain its operations. The Company’s products have not been approved by the FDA for commercial sale; therefore, the Company has not generated revenues from commercial product sales. The Company has incurred losses and used cash in operating activities since inception. As of September 30, 2012, the Company had an accumulated deficit of $19,241,506. From October 13, 2011 through June 30, 2012, the Company raised $4,018,047 in a private placement of the Company’s common stock. No funds were raised in the third quarter of 2012. Although there can be no assurance, management believes that the Company has sufficient resources to fund the Company’s operations through at least the third quarter 2013.

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

(A Development Stage Company)

Notes to Condensed Consolidated Financial Statements

Continued

1.	Organization and Summary of Significant Accounting Policies Continued

Stock-Based Compensation

The Company calculates the estimated fair value of its stock options and warrants on the grant date using the Black-Scholes option-pricing model and recognizes the estimated fair value as compensation expense on a straight-line basis over the vesting period. The volatility assumption used in the Black-Scholes option-pricing model is based on the volatility of comparable publicly traded companies in the same industry as the Company. The expected terms of the options and warrants granted represent the period of time that the options granted are expected to be outstanding. The risk free rate used in the Black-Scholes calculation for periods within the contractual lives of the option and warrant is based on the U.S. treasury securities constant maturity rate that corresponds to the expected terms in effect at the time of grant.

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

Due to the fact that for all periods presented, the Company has incurred net losses, potential dilutive common share equivalents of 15,072,509 and 8,379,779 for the three and nine months ended September 30, 2012 and 2011, respectively, are not included in the calculation of Diluted EPS because they are anti-dilutive. Therefore, Basic EPS is the same as Diluted EPS for the three and nine months ended September 30, 2012 and 2011.

2.	Private Placement Memorandum	Between October 13, 2011 and June 30, 2012, the Company conducted a private placement offering of its securities solely to accredited investors. The offering was conducted on a best efforts basis, whereby the Company offered for sale a minimum of 3,000,000 and a maximum of 6,000,000 Units, each Unit consisting of one share of common stock, one 7-year common stock purchase warrant exercisable at $1.00 per share, and one 7-year common stock purchase warrant exercisable at $2.00 per share. Units sold totaled 4,018,047 through June 30, 2012. The Company raised an aggregate of $3,820,318 after paying issuance costs of $197,729. The private placement closed May 31, 2012.

Q HOLDINGS, INC. AND SUBSIDIARIES

(A Development Stage Company)

Notes to Condensed Consolidated Financial Statements

Continued

3.	Stock Options and Warrants	Stock Options

2002 Stock Option Plan

In April 2002, the Q Therapeutics’ Board of Directors approved the “Q Therapeutics 2002 Stock Incentive Plan” (the “2002 Plan”) and in February 2003, the holders of a majority of the outstanding voting capital stock of Q Therapeutics approved of the 2002 Plan. The 2002 Plan permits the grant of Incentive Stock Options, Non-Qualified Stock Options and Restricted Stock. Subject to the provisions of the Plan, a designated committee “Committee” of the Board of Directors (or if none, the Board) may from time to time, in its sole discretion select from among eligible employees, non-employee directors, consultants and advisors, those to whom awards shall be granted under the 2002 Plan, and shall determine in its discretion the nature, terms, conditions, and amount of each award, subject to the terms of the 2002 Plan. The term of the 2002 Plan commenced on April 10, 2002 (the “Effective Date”) and shall remain in effect, subject to the right of the Committee or the Board to amend or terminate the Plan at any time pursuant to the 2002 Plan, until the earlier of (i) the tenth anniversary date of the Effective Date, or (ii) all shares subject to the 2002 Plan have been purchased or acquired according to the 2002 Plan’s provisions.

The 2002 Plan initially provided for a reservation pool of up to 1,100,000 shares of common stock reserved for issuance pursuant to the 2002 Plan. The total number of shares reserved for issuance under the 2002 Plan has since been increased to a total of 2,120,000 shares. Upon the consummation of the Merger, each option to purchase shares of common stock of Q Therapeutics was exchanged for 2.1633835 options to purchase shares of common stock of the Company resulting in a total of 4,586,373 of common stock reserved for issuance under the 2002 Plan. All shares available for award under the 2002 Plan have been granted except for potential awards to acquire 228,472 shares of common stock. By Board authorization on December 6, 2011, the Board voted to add the remaining 228,472 shares available but unissued pursuant to the 2002 Option Plan to the authorized/reserved option pool for the 2011 Plan (discussed below), and thus effectively terminating the 2002 Plan.

Q Holdings, Inc. 2011 Equity Incentive Compensation Plan

In connection with the Merger, on October 13, 2011 the Board of Directors and stockholders approved of the “Q Holdings 2011 Equity Incentive Compensation Plan” (the “2011 Plan”). Subject to the provisions of the 2011 Plan, a designated committee (“Committee”) of the Board of Directors (or if none, the Board) may, from time to time, in its sole discretion select from among eligible employees, non-employee directors and consultants those to whom awards shall be granted under the 2011 Plan, and shall determine in its discretion the nature, terms, conditions and amount of each award, subject to the terms of the 2011 Plan. The term of the 2011 Plan commenced on October 13, 2011 (the “Effective Date”) and shall remain in effect, subject to the right of the Committee or the Board to amend or terminate the 2011 Plan at any time pursuant to 2011 Plan, until the earlier of (i) the tenth anniversary of the Effective Date, or (ii) all shares subject to the 2011 Plan have been purchased or acquired according to the 2011 Plan’s provisions.

Q HOLDINGS, INC. AND SUBSIDIARIES

(A Development Stage Company)

Notes to Condensed Consolidated Financial Statements

Continued

3.	Stock Options and Warrants Continued

The 2011 Plan initially provided for a reservation pool of up to 1,500,000 shares of common stock reserved for issuance pursuant to the 2011 Plan. By Board authorization on December 6, 2011, the Board voted to add the remaining 228,472 shares available but unissued pursuant to the 2002 Plan to the authorized/reserved option pool for the 2011 Plan, bringing the 2011 Plan pool to 1,728,472 shares of common stock reserved for issuance pursuant to the 2011 Plan. Additionally, the Board also resolved to roll over all forfeited or expired awards made under the 2002 Plan into the 2011 Plan. As of the date of this report, the Company has issued options to acquire 890,000 shares of common stock pursuant to the 2011 Plan.

Stock-based compensation for the three months ended September 30, 2012 and 2011 was $40,445 and $20,658, respectively. Stock-based compensation for the nine months ended September 30, 2012 and 2011 was $95,912 and $35,200, respectively. As of September 30, 2012, the Company had $335,698 of unrecognized stock-based compensation expense related to non-vested awards that will be recognized over a weighted-average period of 3.0 years.

Q HOLDINGS, INC. AND SUBSIDIARIES

(A Development Stage Company)

Notes to Condensed Consolidated Financial Statements

Continued

3.	Stock Options and Warrants Continued	The following sets forth the outstanding common stock options and related activity for the nine months ended September 30, 2012:

		Weighted
		Average
	Number of	Exercise
	Options	Price Per Share

Outstanding as of December 31, 2011	3,156,948	$0.14
Granted	850,000	1.00
Exercised	-	-
Forfeited	-	-

Outstanding as of March 31, 2012	4,006,948	0.32
Granted	-	-
Exercised	-	-
Forfeited	(149,057)	0.08

Outstanding as of June 30, 2012	3,857,891	0.33
Granted	40,000	1.00
Exercised	(32,451)	0.06
Forfeited	-	-

Outstanding as of September 30, 2012	3,865,440	0.34

The aggregate intrinsic value of outstanding stock options as of September 30, 2012 was $2,549,625. The aggregate intrinsic value of stock options exercised during the nine months ended September 30, 2012 was $30,651.

The fair value of each stock-based compensation award granted during the nine months ended September 30, 2012, was estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions:

Risk-free interest rate	1.40%
Expected stock price volatility	63.73%
Expected dividend yield	0%
Expected life of options	5.6 years

Q HOLDINGS, INC. AND SUBSIDIARIES

(A Development Stage Company)

Notes to Condensed Consolidated Financial Statements

Continued

3.	Stock Options and Warrants Continued	The following summarizes information about stock options outstanding as of September 30, 2012:

Exercise Price	Number of Options Outstanding	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Number of Options Exercisable	Weighted Average Exercise Price

$ 0.06 – 0.08	902,600	6.66	$0.08	902,600	$0.08
0.15 – 0.19	2,072,840	6.53	0.17	1,988,709	0.17
1.00	890,000	9.34	1.00	187,500	1.00

	3,865,440	7.21	0.34	3,078,809	0.19

Warrants

In connection with certain stock offerings and debt issuances, the Company has issued warrants to purchase common stock. The following summarizes information about stock warrants as of September 30, 2012, all of which are exercisable:

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

Q HOLDINGS, INC. AND SUBSIDIARIES

(A Development Stage Company)

Notes to Condensed Consolidated Financial Statements

Continued

3.	Stock Options
	and Warrants		Year of	Number	Exercise
	Continued	Warrants	Expiration	of Shares	Price
			Continued
		Warrants issued in conjunction with bridge notes (August 31, 2011)	2018	916,644	$2.00

		Warrants issued in conjunction with private placement (October 13 and December 30, 2011)	2018	3,828,047	1.00

		Warrants issued in conjunction with private placement (October 13 and December 30, 2011)	2018	3,828,047	2.00

		Warrants issued for fees in conjunction with reverse merger (October 13 and December 30, 2011)	2018	22,750	1.20

		Warrants issued in conjunction with private placement (February 2 and March 30, 2012)	2019	190,000	1.00

		Warrants issued in conjunction with private placement (February 2 and March 30, 2012)	2019	190,000	2.00

		Warrants issued for fees in conjunction with private placement (February 2 and March 30, 2012)	2019	19,000	1.20

Q HOLDINGS, INC. AND SUBSIDIARIES

(A Development Stage Company)

Notes to Condensed Consolidated Financial Statements

Continued

3.	Stock Options
	and Warrants		Year of	Number of	Exercise
	Continued	Warrants	Expiration	Shares	Price
			Continued
		Warrants issued in conjunction with asset purchase agreement (April 9, 2012)	2019	10,000	$1.00

		Warrants issued in conjunction with asset purchase agreement (April 9, 2012)	2019	10,000	2.00

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

4.	Commitments and Contingencies

License and Royalty Agreements

In September 2012, the Company entered into two separate license agreements with one company (the “licensor”) whereby the Company has been granted two non-exclusive sub-licenses to make, have made and use the licensor’s intellectual technology. Each license agreement required an initial payment of $85,000, as well as an annual license fee of $5,000 per year. Additionally, the agreement allows the Company to purchase product on a per unit basis. No purchase commitments have been entered into at this time. The term of the license agreements is consistent with the term of the patents.

Q HOLDINGS, INC. AND SUBSIDIARIES

(A Development Stage Company)

Notes to Condensed Consolidated Financial Statements

Continued

4.	Commitments and Contingencies Continued

Asset Purchase Agreement

On March 26, 2012, Q Holdings, Inc., Q Therapeutics, Inc. and NeuroQ Research, Inc. executed an agreement to acquire certain intellectual property and technology. The agreement is milestone based and, if the milestones are achieved in 2012, it will provide the Company with manufacturing protocols for several types of neural cells. Upon achieving certain milestones, the Company will issue up to 400,000 shares of common stock, 400,000 common stock warrants with an exercise price of $1 per share and 400,000 common stock warrants with an exercise price of $2 per share to be issued as intellectual property and technology are delivered to the Company. In April 2012, the Company issued 10,000 shares of common stock, 10,000 common stock warrants with an exercise price of $1 per share, and 10,000 common stock warrants with an exercise price of $2 per share as initial payment for transfer of intellectual property.

Research Agreement

On March 27, 2012, the Company executed an agreement for outside research study services. The total contract price is $237,400 and the Company is required to make certain payments under the agreement as milestones are met. A separate agreement with the services provider allows the Company to pay 25% of the invoiced amount in cash and allows the balance to be financed and recorded as a loan to be paid over the following 36-60 months. The note is secured by a pledge to the Company’s assets, excluding its intellectual property. Interest is being recorded at 8% annually. The total amount invoiced to date is $142,400 and payments of $35,600 were made in May 2012. As of September 30, 2012, the balance outstanding is $110,360, of which $106,800 is principal and $3,560 is accrued interest. In October 2012, the contract price was amended to $337,500. The agreement is expected to conclude in 2013.

Operating Leases

The Company leases its office and lab facility under a non-cancelable operating lease. The current lease was renewed effective April 1, 2011 and expires in March 2013. The minimum future lease payments under this operating lease as of September 30, 2012 total $27,721 due during the year ending December 31, 2012 and $27,721 due during the year ending December 31, 2013.

Lease expense under operating leases was $27,721 and $26,913 for the three months ended September 30, 2012 and 2011, respectively. Lease expense under operating leases was $82,355 and $79,956 for the nine months ended September 30, 2012 and 2011, respectively.

Q HOLDINGS, INC. AND SUBSIDIARIES

(A Development Stage Company)

Notes to Condensed Consolidated Financial Statements

Continued

5.	Related-Party Transactions

Note From Stockholders

The Company has a note receivable from two minority stockholders that totaled $27,738 on September 30, 2012. For each month of nonpayment, the stockholders forfeit a certain number of shares of Common Stock of the Company, up to 200,000 shares. As of September 30, 2012, 150,000 shares had been forfeited.

On January 9, 2010, the Company entered into an unsecured note payable agreement with a stockholder for $15,000 with an annual interest rate of 6% and a maturity date of December 31, 2010. The note was repaid on February 29, 2012.

Right of First Negotiation

Pursuant to an agreement (“Agreement”) the Company has irrevocably granted a stockholder a right of first negotiation to license certain technology of the Company related to Q-Cell®. The term of the Agreement is for a period of the later of (i) 3 years from the effective date of the Agreement (October 6, 2011) or (ii) 6 months after the date of completion of certain dosing of the technology.

6.	Subsequent Events	On October 1, 2012 the Company entered into a services agreement with a public relations and investor relations firm. Under the agreement, the Company will issue 50,000 shares of common stock in lieu of cash for services to be rendered over the next five months. Upon expiration of the initial term, a monthly cash retainer of up to $10,000 will be incurred. Additionally, up to 250,000 warrants may be issued with exercise prices varying between $1.25 and $2.75 over the next twelve months upon the achievement of time based objectives.

On October 9, 2012, the Company filed with the Secretary of State of the State of Delaware an Amendment to the Certificate of Incorporation of Q Therapeutics, Inc. therein changing the name of Q Therapeutics, Inc. to Q Therapeutic Products, Inc., effective immediately.

On October 16, 2012, the Company entered into an agreement with a financial advisor and placement agent in connections with possible capital raising transactions. Under the agreement, the financial advisor will receive a 7% commission on offering proceeds and five year warrants to purchase common stock valued at 10% of the common stock sold. The agreement is expected to continue for a period of at least six months.

On October 30, 2012, the Company filed with the Secretary of State of the State of Delaware an Amendment to the Certificate of Incorporation of Q Holdings, Inc. therein changing the name of Q Holdings, Inc. to Q Therapeutics, Inc., effective December 10, 2012.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Cautionary Statement Regarding Forward-Looking Statements

This Quarterly Report contains forward-looking statements, which reflect the views of our management with respect to future events and financial performance. These forward-looking statements are subject to a number of uncertainties and other factors that could cause actual results to differ materially from such statements. Forward-looking statements are identified by words such as “may”, “will”, “should”, “plan”, “expect”, “anticipate”, “estimate”, “predict”, “believe”, “intend”, “potential” or “continue” or the negative of these terms or other words of similar import and similar expressions. Readers are cautioned not to place undue reliance on these forward-looking statements, which are based on the information available to management at this time and which speak only as of this date. We undertake no obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise. For a discussion of some of the factors that may cause actual results to differ materially from those suggested by the forward-looking statements, please read carefully the information in the “Risk Factors” section in our Form 10-K for the year ended December 31, 2011. The identification in this Quarterly Report of factors that may affect future performance and the accuracy of forward-looking statements is meant to be illustrative and by no means exhaustive. All forward-looking statements should be evaluated with the understanding of their inherent uncertainty.

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

Every year, hundreds of thousands of people suffer with debilitating neurodegenerative diseases such as Amyotrophic Lateral Sclerosis (“ALS” or “Lou Gehrig’s Disease”), Multiple Sclerosis (“MS”), Transverse Myelitis (“TM”) and Spinal Cord Injury (“SCI”). Traditional drugs tend to fail to treat the nerve damage caused by these diseases due to the multifactorial nature of these diseases and the inability of most drugs to address all of these factors. Q Therapeutics is developing a new and nontraditional approach targeted to improve the health of people suffering from neurodegenerative diseases: a human cell-based product called Q-Cells®.

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

Q Therapeutics believes that a worldwide market measured in the tens of billions of dollars exists for those companies whose cell-based treatments become commercial products. Q Therapeutics’ patent protected technology represents an opportunity to build on the recent advancements in the stem cell field and bring to market a therapeutic approach that will change the way medicine is practiced in treating many disabling and fatal conditions of the central nervous system.

Q continues to prosecute and expand on its intellectual property portfolio. Q completed a license agreement with Neuralstem, Inc., granting Q non-exclusive rights to two patents, US # 7,833,217 and US # 8,092,495. These patents cover a spinal platform and cannula that Q plans to use for delivery of Q-Cells® to human subjects when it commences clinical trials. This injection device has been used in other clinical trials by Neuralstem to deliver a cellular therapeutic into spinal cord in clinical trials. Q’s patent application “Methods and Compositions for Expanding, Identifying, Characterizing and Enhancing Potency of Mammalian-Derived Glial Restricted Progenitor Cells” was published on September 13, 2012, as US-2012-0230963-A1.

Q Therapeutics uses a semi-virtual business model to develop its products. Q believes this type of business model is capital efficient while allowing it to augment its own expertise and capabilities with those of its development partners at the time that outside resources are needed. Q’s semi-virtual business model includes utilizing third parties for certain functions and outsourced services.

Results of Operations

For the period from March 28, 2002 (date of inception) through September 30, 2012, the Company has not generated significant revenues and has been developing its products for commercial sale. Therefore, the Company is considered to be in the development stage.

Since entering the development stage, the Company has not generated revenues in excess of expenses and has been dependent on government grants and debt and equity raised from investors to sustain its operations. The Company’s products have not yet been approved by the FDA for commercial sale; therefore, the Company has not generated any revenues from commercial product sales for the therapeutic markets. The Company has incurred losses and used cash in operating activities since inception. As of September 30, 2012, the Company had a deficit accumulated during the development stage of $19,241,506.

Three Months Ended September 30, 2012 Compared to the Three Months Ended September 30, 2011

The following table summarizes selected operating statement data for the three months ended September 30, 2012 and 2011:

	For the Three Months Ended September 30,
	2012	2011	Change	%

Revenues	$-	$-	$-	-

Operating expenses:
Research and development expense	283,141	9,308	273,833	2941.9%
General and administrative expense	317,961	257,530	60,431	23.5%

Total operating expenses	601,102	266,838	334,264	125.3%

Operating loss	(601,102)	(266,838)	(334,264)	125.3%

Other income (expense), net	(344)	(542,647)	542,303	-99.9%

Loss before provision for income taxes	(601,446)	(809,485)	208,039	-25.7%

Provision for income taxes	-	-	-	-

Net loss	$(601,446)	$(809,485)	$208,039	-25.7%

Revenues

Historically, the Company has generated minimal revenues through (1) research grants from government agencies such as the National Institutes of Health, (2) granting rights to the Company’s technology to other entities, and (3) sales of its product for research purposes. However, the Company did not generate revenues from any of these sources during the three months ended September 30, 2012 and 2011.

Research and Development Expenses

The following table details research and development expenses incurred by the Company for the three months ended September 30, 2012 and 2011:

	For the Three Months Ended September 30,
	2012	2011	Change	%

Salaries and benefits	$69,654	$39,673	$29,981	75.6%
Lab materials and supplies	20,031	(58,930)	78,961	-134.0%
License fees	170,000	-	170,000	100.0%
Facility related expenses	19,546	22,059	(2,513)	-11.4%
Depreciation	3,910	5,218	(1,308)	-25.1%
Travel and entertainment	-	1,288	(1,288)	-100.0%

Total expenses	$283,141	$9,308	$273,833	2941.9%

The increase in research and development expenses was primarily attributable to $170,000 of initial costs for two non-exclusive license agreements that were executed in the third quarter of 2012. Additionally, there was an increase in salaries and benefits of approximately $30,000. Finally, lab materials and supplies increased as a result of the impact of a substantial one-time credit received in 2011 from a vendor as a settlement that did not recur in 2012. Research and development expenses are expected to remain the same or decrease until additional financing can be obtained.

General and Administrative Expenses

The following table details the general and administrative expenses incurred by the Company for the three months ended September 30, 2012 and 2011:

	For the Three Months Ended September 30,
	2012	2011	Change	%

Salaries and benefits	$152,547	$3,534	$149,013	4216.6%
Legal and professional fees	84,583	190,518	(105,935)	-55.6%
Stock-based compensation	40,445	20,658	19,787	95.8%
Facility related expenses	21,222	24,613	(3,391)	-13.8%
General office and administrative	10,101	4,786	5,315	111.1%
Insurance	4,627	5,391	(764)	-14.2%
Travel and entertainment	3,969	7,596	(3,627)	-47.7%
Depreciation	467	434	33	7.6%

Total expenses	$317,961	$257,530	$60,431	23.5%

The increase in general and administrative expenses was principally due to the decision to compensate the Company’s executive officers in 2012 who had received limited compensation in 2011 due to cash limitations and an increase in stock-based compensation, offset by a decrease in legal and professional services that were incurred in 2011 as part of the Company’s financing activities. General and administrative expenses are expected to stay the same or decrease until additional financing can be obtained.

Nine Months Ended September 30, 2012 Compared to the Nine Months Ended September 30, 2011

The following table summarizes selected operating statement data for the nine months ended September 30, 2012 and 2011:

	For the Nine Months Ended September 30,
	2012	2011	Change	%
Revenues:
Grant revenues	$7,229	$10,173	$(2,944)	-28.9%
License fees and other revenues	-	14,400	(14,400)	-100.0%

Total revenues	7,229	24,573	(17,344)	-70.6%

Operating expenses:
Research and development expense	764,810	286,738	478,072	166.7%
General and administrative expense	1,049,249	598,203	451,046	75.4%

Total operating expenses	1,814,059	884,941	929,118	105.0%

Operating loss	(1,806,830)	(860,368)	(946,462)	110.0%

Other income (expense), net	(238)	(542,750)	542,512	-100.0%

Loss before provision for income taxes	(1,807,068)	(1,403,118)	(403,950)	28.8%

Provision for income taxes	-	-	-	-

Net loss	$(1,807,068)	$(1,403,118)	$(403,950)	28.8%

Revenues

Grant revenues consist of funds received from research grants where the Company is generally a sub-recipient of a grant with a research university. Grants are typically funded through government agencies, such as the National Institute of Health. Grant revenues for the nine months ended September 30, 2012 were $7,229, a decrease of $2,944, or 28.9%, from $10,173 for the nine months ended September 30, 2011. Grant revenues are expected to increase due to the expectation that funds from a federal grant application that has been awarded will be earned in 2013. The amount of such increase will not be known until the final allocation of the grant proceeds and the grant budget for the year has been finalized.

License fees and other revenues consist of fees generated from the granting of rights of the Company’s technology to another entity and from the sale of product for research purposes. License fees and other revenues for the nine months ended September 30, 2012 were $0, a decrease of $14,400, or 100%, from $14,400 for the nine months ended September 30, 2011. The decrease was attributable to no sales of Q-cells® to product development partners and collaborators during the nine months ended September 30, 2012.

Research and Development Expenses

The following table details research and development expenses incurred by the Company for the nine months ended September 30, 2012 and 2011:

	For the Nine Months Ended September 30,
	2012	2011	Change	%

Salaries and benefits	$241,051	$187,017	$54,034	29%
Lab materials and supplies	276,622	16,097	260,525	1618%
License fees	170,000	-	170,000	100.0%
Facility related expenses	64,427	61,645	2,782	4.5%
Depreciation	12,710	20,691	(7,981)	-38.6%
Travel and entertainment	-	1,289	(1,289)	-100.0%

Total expenses	$764,810	$286,739	$478,071	166.7%

The increase in research and development expenses was primarily attributable to increases of approximately $261,000 in the Company’s lab materials and supplies required for research activities, which takes into account a substantial one-time credit received in 2011 from a vendor as a settlement that did not recur in 2012. Additionally, the Company incurred an initial $170,000 cost for two non-exclusive license agreements that were executed in the third quarter of 2012. Finally, an increase in salaries and benefits of approximately $54,000 was incurred by the Company. License fees and other revenues are anticipated to increase as the Company advances development of products and enters into licensing agreements in the future.

General and Administrative Expenses

The following table details the general and administrative expenses incurred by the Company for the nine months ended September 30, 2012 and 2011:

	For the Nine Months Ended September 30,
	2012	2011	Change	%

Salaries and benefits	$446,850	$153,205	$293,645	191.7%
Legal and professional fees	350,070	266,632	83,438	31.3%
Stock-based compensation	95,912	35,200	60,712	172.5%
Facility related expenses	64,677	70,560	(5,883)	-8.3%
General office and administrative	38,148	24,410	13,738	56.3%
Insurance	27,875	19,889	7,986	40.2%
Travel and entertainment	24,339	26,518	(2,179)	-8.2%
Depreciation	1,378	1,789	(411)	-23.0%

Total expenses	$1,049,249	$598,203	$451,046	75.4%

The increase in general and administrative expenses was principally due to the decision to compensate the Company’s executive officers in 2012 who had received limited compensation in 2011 due to cash limitations. Other factors included the increase in legal and professional fees and insurance premiums related to costs associated with being a public reporting company, and increases in stock-based compensation. General and administrative expenses are expected to remain the same or decrease until additional financing can be obtained.

Liquidity and Capital Resources

As of September 30, 2012, we had $1,296,149 of cash on hand, compared to $2,741,519 as of December 31, 2011. Between October 13, 2011 and December 31, 2011, the Company raised $3,828,047, before issuance costs of $197,729, in a private placement offering of an aggregate of 3,828,047 Units for $1.00 per Unit, each Unit consisting of (i) one share of Common Stock, (ii) one Seven-Year Common Stock Purchase Warrant to purchase one share of the Company’s Common Stock for $1.00, subject to adjustment in certain circumstances (“Series A Warrants”), and (iii) one Seven-Year Common Stock Purchase Warrant to purchase one share of the Company’s Common Stock for $2.00, subject to adjustment in certain circumstances (the “Series B Warrants,” and together with the Series A Warrants, the “Warrants”).

During the first half of 2012, the Company sold 190,000 additional Units for aggregate proceeds of $190,000. In total, the Company sold an aggregate of 4,018,047 Units in the offering for gross proceeds of $4,018,047, before deducting $197,729 in expenses. The private placement closed May 31, 2012.

The following summarizes the key sources and uses of cash for the nine months ended September 30, 2012 and 2011:

	For the Nine Months Ended
	September 30,
	2012	2011
Net cash used in operating activities	$(1,619,807)	$(489,343)
Net cash used in investing activities	(2,363)	(5,626)
Net cash provided by financing activities	176,800	360,000

Net decrease in cash	$(1,445,370)	$(134,969)

For the nine months ended September 30, 2012, net cash used in operating activities totaled $1,619,807, compared to $489,343 for the nine months ended September 30, 2011. During the nine months ended September 30, 2012, cash was used in operating activities for research activities, in-licensing technology, outside study fees, salaries and professional fees.

For the nine months ended September 30, 2012 and 2011, net cash used in investing activities was $2,363 and $5,626 for purchases of property and equipment.

Net cash provided by financing activities was $176,800 for the nine months ended September 30, 2012, compared to $360,000 for the nine months ended September 30, 2011. The Company raised $190,000 from a private placement of its securities and $1,800 from the exercise of stock options during the nine months ended September 30, 2012, which was partially offset by the Company paying off a $15,000 note payable.

We believe that our current levels of cash, when combined with expected cash flows from equity financing transactions will be sufficient to meet our liquidity needs through at least the third quarter 2013. However, we will require additional cash resources to continue the development of our technologies. We will need additional cash resources in the future if we pursue opportunities for investment, acquisition, strategic cooperation or other similar actions. To satisfy future cash requirements, we expect to seek funding through the issuance of debt or equity securities and the obtaining of a credit facility. Any future issuance of equity securities would cause dilution for our stockholders. Any incurrence of indebtedness will increase our debt service obligations and may cause us to be subject to restrictive operating and financial covenants. It is possible that financing may be available to us in amounts or on terms that are not favorable to the Company or not available at all.

Recent Accounting Pronouncements

As of the date of this report, there are no accounting pronouncements that had not yet been adopted by the Company that we believe would have a material impact on our financial statements.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements, financings, or other relationships with unconsolidated entities or other persons, also known as “special purpose entities.”

Critical Accounting Policies

Our discussion and analysis of financial condition and results of operations are based upon the unaudited condensed consolidated financial statements included herein, which have been prepared in accordance with U.S. generally accepted accounting principles and the requirements and regulations of the Securities and Exchange Commission. The preparation of these financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities,the disclosure of contingent assets and liabilities as of the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Significant accounting policies and areas where substantial judgments are made by management include:

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk

N/A.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures.

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our filings under the Exchange Act is recorded, processed, summarized and reported within the periods specified in the rules and forms of the SEC. This information is accumulated and communicated to our executive officers to allow timely decisions regarding required disclosure. As of September 30, 2012, our Chief Executive Officer, who acts in the capacity of principal executive officer and our Vice President, Chief Financial Officer, who acts in the capacity of principal financial officer, have evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based upon that evaluation, our Chief Executive Officer and the Vice President, Chief Financial Officer have concluded that our disclosure controls and procedures were not effective as of September 30, 2012, based on their evaluation of these controls and procedures required by paragraph (b) of Exchange Act Rules 13a-15 or 15d-15.

Changes in Internal Controls.

On September 21, 2012, our Board of Directors approved the Q Holdings Code of Ethics and Conduct. We believe our Code of Ethics and Conduct is reasonably designed to deter wrongdoing and promote honest and ethical conduct; provide full, fair, accurate, timely and understandable disclosure in public reports; comply with applicable laws; ensure prompt internal reporting of code violations; and provide accountability for adherence to the code. The Code of Ethics and Conduct can be found on the Company’s website at www.qthera.com.

PART II - Other Information

Item 1. Legal Proceedings.

The Company is not a party to any pending legal proceedings and, to its knowledge, no such action against the Company has been threatened.

Item 5. Other Information.

On October 15, 2012, stockholders representing approximately 68% of the issued and outstanding voting capital stock of the Company accepted our Board of Directors’ recommendation and voted by written consent to approve the following actions; 1) To authorize the Company to amend its Certificate of Incorporation to change the name of the Company from Q Holdings, Inc. to Q Therapeutics, Inc., 2) To elect the following persons to serve as members of the Company’s Board of Directors: Deborah A. Eppstein, Ph.D., Joydeep Goswami, Ph.D., Peter Grebow, Ph.D., Peter Barton Hutt, Dinesh C. Patel, Ph.D., and Linda F. Powers, 3) To approve the Board of Director’s amendment to the Company’s 2011 Equity Incentive Compensation Plan (the “2011 Plan”) so that as options expire or are forfeited under the Company’s 2002 Stock Incentive Plan (the “2002 Plan”), the shares of the Common Stock of the Company subject to such options will be added to the pool of shares reserved for issuance under the 2011 Plan, and 4) To ratify the Board of Director’s appointment of Tanner, LLC to serve as the Company’s independent registered public accounting firm for the fiscal year ending December 31, 2012.

On October 9, 2012, we filed with the Secretary of State of the State of Delaware an Amendment to the Certificate of Incorporation of Q Therapeutics, Inc. therein changing the name of the Company’s wholly owned subsidiary from Q Therapeutics, Inc. to Q Therapeutic Products, Inc., effective immediately.

On October 30, 2012, the Company filed with the Secretary of State of the State of Delaware an Amendment to the Certificate of Incorporation of Q Holdings, Inc. therein changing the name of Q Holdings, Inc. to Q Therapeutics, Inc., effective December 10, 2012.

Item 6. Exhibits.

Exhibit No:	Description:

3.1(1)	Certificate of Amendment to the Certificate of Incorporation of Q Therapeutics, Inc. dated October 9, 2012.

3.2(1)	Certificate of Amendment to the Certificate of Incorporation of Q Holdings, Inc. dated October 30, 2012.

14.1(1)	Code of Ethics and Conduct

31.2(1)	Certification of the Company’s Principal Financial and Principal Accounting Officer pursuant to 15d-15(e), under the Securities and Exchange Act of 1934, as amended

32.1*	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Principal Executive Officer).

32.2*	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Principal Financial and Principal Accounting Officer).

101.INS(2)	XBRL Instance Document

101.SCH(2)	XBRL Taxonomy Extension Schema

101.CAL(2)	XBRL Taxonomy Extension Calculation Linkbase

101.DEF(2)	XBRL Taxonomy Extension Definition Linkbase

101.LAB(2)	XBRL Taxonomy Extension Label Linkbase

101.PRE(2)	XBRL Taxonomy Presentation Linkbase

(1) Filed herewith.

(2) Pursuant to Rule 406T of Regulation S-T, these interactive data files are deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934 and otherwise are not subject to liability under those sections.

*Furnished herewith.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: November 12, 2012	By:	/s/ DEBORAH A. EPPSTEIN
Name: Deborah A. Eppstein, PhD
Title:Chief Executive Officer, President
(Principal Executive Officer)

Date: November 12, 2012	By:	/s/ STEVEN J. BORST
Name: Steven J. Borst
Title: Vice President, Chief Financial Officer
(Principal Executive Officer and Principal Accounting Officer)

EXHIBIT INDEX

Q HOLDINGS, INC.

FORM 10-Q FOR QUARTER ENDED SEPTEMBER 30, 2012

Exhibit No:	Description:

3.1(1)	Certificate of Amendment to the Certificate of Incorporation of Q Therapeutics, Inc. dated October 9, 2012.

3.2(1)	Certificate of Amendment to the Certificate of Incorporation of Q Holdings, Inc. dated October 30, 2012.

14.1(1)	Code of Ethics and Conduct

31.2(1)	Certification of the Company’s Principal Financial and Principal Accounting Officer pursuant to 15d-15(e), under the Securities and Exchange Act of 1934, as amended

32.1*	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Principal Executive Officer).

32.2*	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Principal Financial and Principal Accounting Officer).

101.INS(2)	XBRL Instance Document

101.SCH(2)	XBRL Taxonomy Extension Schema

101.CAL(2)	XBRL Taxonomy Extension Calculation Linkbase

101.DEF(2)	XBRL Taxonomy Extension Definition Linkbase

101.LAB(2)	XBRL Taxonomy Extension Label Linkbase

101.PRE(2)	XBRL Taxonomy Presentation Linkbase

(1) Filed herewith.

(2) Pursuant to Rule 406T of Regulation S-T, these interactive data files are deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934 and otherwise are not subject to liability under those sections.

*Furnished herewith.

