Form 10-K
period 2012-12-31
Q Therapeutics, Inc.
filed 2013-03-28
CIK 1366541

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: December 31, 2012

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

Commission File No. 000-52062

Q THERAPEUTICS, INC.

(Exact name of registrant as specified in its charter)

Delaware	20-3708500
(State or other jurisdiction of incorporation or formation)	(I.R.S. employer identification number)

Q Therapeutics, Inc.

615 Arapeen Drive, Suite 102

Salt Lake City, UT 84108

(Address of principal executive offices)

Issuer’s telephone number: (801) 582-5400

Q Holdings, Inc.

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 229.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer,” “non-accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

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

As of June 29, 2012, the last business day of the registrant’s most recently completed second quarter, there was no established public market for the registrant’s common stock.

As of March 28, 2013, there were 24,786,833 shares of common stock, $0.0001 par value per share, issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE:

None

Q THERAPEUTICS, INC.

(A Development Stage Company)

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

Item 1. Business

Overview

Q Therapeutics, Inc. (hereinafter Q Therapeutics, Q, we, us, our and similar expressions) conducts its business and operations through its wholly owned subsidiaries, Q Therapeutic Products, Inc. and NeuroQ Research, Inc. Q Therapeutics is a Salt Lake City, Utah-based biopharmaceutical company that is developing human cell-based therapies intended to treat degenerative diseases of the brain and spinal cord, the primary components of the central nervous system.

The technology upon which these potential therapies are based was developed by Q Therapeutics’ co-founder Mahendra Rao, M.D., Ph.D., a global leader in glial stem cell biology, during Dr. Rao’s tenure as a Professor at the University of Utah and as Head of the Stem Cell Section at the National Institutes of Health (NIH). Dr. Rao was one of the first to identify and seek patent coverage on stem cells and their progeny cells found in the central nervous system. After licensing Dr. Rao’s technology from the University of Utah and NIH, Q commenced operations in the spring of 2004 to develop cell-based therapeutic products that can be sold as “off-the-shelf” pharmaceuticals and we continue our work towards achieving this goal. Q Therapeutics is managed by an experienced team of biotechnology executives with demonstrated start-up success and advised by leaders in the neurology and stem cell therapeutics fields.

Objectives of Q Therapeutics

Q Therapeutics aims to change the way medicine is practiced in the treatment of many debilitating and often fatal diseases of the brain and spinal cord. Q’s goal is to bring its initial product, Q-Cells® to the market to treat Amyotrophic Lateral Sclerosis (Lou Gehrig’s Disease), and eventually other indications, potentially including Multiple Sclerosis, Spinal Cord Injury, Stroke, Parkinson’s Disease and Alzheimer’s Disease.

Initially, Q is targeting orphan diseases, where the Food and Drug Administration (FDA) allows applying for fast track approvals and market exclusivity, and for which smaller, less expensive clinical trials may be warranted. This approach can result in accelerated commercialization efforts while maintaining a financing approach focused on capital efficiency.

Every year, hundreds of thousands of people suffer with debilitating neurodegenerative diseases such as Amyotrophic Lateral Sclerosis (ALS), Multiple Sclerosis (MS), Transverse Myelitis (TM) and Spinal Cord Injury (SCI). Traditional drugs tend to fail to treat the nerve damage caused by these diseases due to the multifactorial nature of these diseases and the inability of most drugs to address all of these factors. Q Therapeutics is developing a new and nontraditional approach targeted to improve the health of people suffering from neurodegenerative diseases: a human cell-based product called Q-Cells®.

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

Q’s Approach to the Problem

Q Therapeutics believes it has taken a novel path to developing treatments for debilitating and sometimes fatal diseases of the central nervous system for which there are currently no long-term effective treatments. Traditional drugs have seen little success as long-term treatments for many neurodegenerative diseases, primarily due to the complex nature of those diseases and the difficulty of replacing damaged nerve cells, or neurons.

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

Q’s Initial Proprietary Product—Q-Cells®

Q is developing a new pharmaceutical product (Q-Cells®) intended to provide support to neurons in the patient’s central nervous system and ameliorate the deleterious effects of diseased cells. This product is comprised of healthy human glial cells that may perform therapeutic tasks via multiple mechanisms:

•	Serving as ‘mini-factories’ to produce the requisite growth factors and other nutrients as well as to remove toxic compounds, all needed for a healthy central nervous system; and

•	Forming the insulating layer known as myelin around the axons of neurons, enabling their normal function for signal transmission.

Q-Cells® accomplish these complementary functions in a process that is unique to stem and progenitor cells. After Q-Cells® are injected into the central nervous system, they differentiate into the two mature glial cell subtypes found in the brain and spinal cord:

•	Oligodendrocytes which provide the needed myelin insulation for proper signal transmission by the conducting neurons,

•	Astrocytes, which provide support to neurons through production of growth factors and other trophic support mechanisms (Figure 1).

Q-Cells® technology aims to restore health and function to neurons prior to their death by using the natural support mechanisms in the CNS, rather than by replacing the neurons. No current treatment can achieve this outcome.

Figure 1. The majority of the cells in the brain and spinal cord are glia cells that provide support function for the neurons. Q-Cells® provide support for neurons, which Q believes is a more straightforward task than replacing neurons.

The Science behind Q-Cells®

During normal development, glia are formed by a progenitor cell called the glial-restricted precursor (GRP). The human GRPs, together with their progeny, that we are developing are referred to under their trademarked name Q-Cells ®. Q-Cells® have been shown to naturally do three things in the CNS: replicate, migrate and differentiate into mature glial cells. The resulting differentiated cells (astrocytes and oligodendrocytes, shown in Figure 2) then can perform the support functions of these glial cells in vivo as described above. Q Therapeutics is taking advantage of Q-Cells®’ natural abilities to follow the local molecular cues present in the brain or spinal cord, and intends to transplant Q-Cells® into patients to treat certain diseases where glia are defective.

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

•

Q-Cells® can provide important growth factors and other trophic functions that support neuronal health, which may provide treatment options for diseases directly involving neuronal degeneration such as ALS and Parkinson’s disease.

•	Q-Cells® can provide myelin repair functions for diseases involving demyelination such as MS, Transverse Myelitis, Cerebral Palsy, and Spinal Cord Injury.

•	When placed in the CNS, Q-Cells® predictably replicate, migrate, and terminally differentiate into physiologically relevant glia cells: oligodendrocytes and astrocytes.

•	Q-Cells® don’t give rise to appreciable numbers of neurons, reducing potential for unwanted effects due to aberrant neuronal connections.

•	The isolation process is readily scalable to good manufacturing practices (GMP).

•	Tissue-sourced Q-Cells® spend little time in culture prior to freezing of the cells to produce the product for shipment to treatment sites, providing advantages in production.

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

Q Therapeutics’ Collaborative Business Model

As described below, Q Therapeutics uses a collaborative business model to develop its products. Q believes this type of business model to be capital efficient while allowing it to augment its own expertise and capabilities with those of its development partners at the time that outside resources are needed. Q’s collaborative business model includes utilizing third parties for certain functions and outsourced services. For example, Q utilizes outside collaborators and contractors to:

•	Leverage its research and development resources by forming collaborations with outside scientists specialized in our areas of interest;

•	Contract Good Laboratory Practices (GLP) and Good Manufacturing Practices (GMP) manufacturing to facilities specialized in such production;

•	Utilize experienced regulatory consultants to work with the FDA;

•	Contract safety/toxicology studies to qualified GLP labs;

•	Conduct the clinical trials with physicians and institutions with relevant experience;

•	Enter into pharmaceutical company collaborations to maximize product sales.

Q-Cells® Can Be Obtained from a Variety of Sources

Q-Cells® can be obtained from a variety of sources (Figure 3), including: (i) from somatic tissue (termed adult stem cells, isolated from fetal or adult tissue), (ii) differentiated from CNS stem cells [neuroepithelial stem cells (NEP) or neural stem cells (NSC)] which can be isolated from somatic tissue or derived from pluripotent cells), or (iii) differentiated from pluripotent cells (e.g., embryonic stem cells (ESC) or other pluripotent cells such as induced pluripotent stem cells (iPSC)). Q Therapeutics has intellectual property (IP) covering multiple sources, giving it a broad IP position. Because of this broad IP position, Q has the ability to follow a development path that enables cost and time-efficient development of its cellular therapeutics. For these reasons, Q has chosen to develop its initial Q-Cells® product by isolating the cells directly from somatic (fetal brain) tissue, followed by expansion in the production facility, as this provides cells that are at the desired cell type without the need for additional in vitro differentiation.

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

Collaborations and Grant Funding

Q Therapeutics works in conjunction and maintains collaborations with the respective laboratories of Dr. Maragakis, Dr. Walczak and Dr. Fischer. The collaborations with these laboratories do not involve any milestone or royalty payments or any form of a written and signed agreement, other than material transfer agreements in the ordinary course of business covering the supply and use of cells from Q to the collaborators. To date most of the research has been funded through grant funding provided by the NIH, Maryland Stem Cell Fund, and the Neilsen Foundation.

The NIH grant that has funded the collaboration with Dr. Maragakis’ laboratory is ongoing, with renewal on an annual basis for up to one additional year pending achievement of certain milestones. Approximately $800,000 to $900,000 was funded in each of year one and two, with a year three award of $1.0 million (year three is ongoing). Year three funding will be primarily devoted to Q-Cell production at the University of Utah, antibody production at Goodwin Biotechnology, Inc, and GLP safety studies at MPI Research to support the company’s IND submission for ALS.

Material Terms of the NIH Grant

The NIH grant is intended to fund work leading to an IND submission for use of Q-Cells® in ALS. The grant was issued directly to our collaborators and covers costs that would otherwise be borne by Q including our collaboration with Dr. Maragakis’ laboratory, the University of Utah, MPI Research and Goodwin Biotechnology. In December 2012, the Company received a sub-award of $631,383 under the grant for the 2012-2013 plan year. As of December 31, 2012, $477,800 has been invoiced and is included in the grant receivable balance.

Q Therapeutics has the proprietary rights to the cells that are the subject of all of these grants.

Agreement Terms of Maragakis Collaboration

With respect to the Maragakis collaboration, Q provides technical expertise as well as product for testing and actively assists with experimental design and analysis. The Maragakis Laboratory provides its technical expertise and carries out experiments as mutually agreed upon with Q Therapeutics. Q maintains all rights to the Q-Cells® product. Upon the development of new intellectual property in which technologies outside of Q-Cells® are involved, Q Therapeutics has the right of first negotiation to obtain an exclusive license on such innovation with Johns Hopkins University.

Manufacturing

Q Therapeutics has developed manufacturing protocols to isolate Q-Cells® directly from somatic or fetal cadaver tissue, without the need for additional differentiation in vitro. Q has developed proprietary methods to expand the cells at this stage to enable treatment of many patients from each preparation. Q’s strategy is to start with the most straightforward path: isolate and characterize unmodified cells that are already, naturally, at the desired stage of differentiation, to achieve proof of activity in clinical trials. Q believes that this strategy enables development of Q-Cells® and other cellular therapeutics in the most cost and time-effective manner.

Q Therapeutics will use a centralized laboratory (contract GMP cell production manufacturer) for cell isolation and expansion and to provide the necessary quality control. The clinical transplant sites will receive frozen cells, which they will subsequently thaw, wash and inject into the target site of the patient. Use of allogeneic cells (i.e., cells derived from tissue and not obtained from the patient), rather than autologous cells (cells derived from the patient’s own tissues) both enables use of what Q believes may be the most effective healthy cells as well as permits cell therapy to be an off-the-shelf treatment, promoting more widespread use. The manufacturing of the Q-Cells® is done via a proprietary process developed by Q. This process can be shared with Q’s contract manufacturer of choice, or with several manufacturers to mitigate the risk of loss of any one manufacturing subcontractor.

Q Therapeutics is currently working with the GLP/GMP Cell Therapy Facility (CTF) operated by the University of Utah. Q may seek other manufacturers as its development programs progress once Q-Cells® have been approved for commercial sale.

Manufacturing Agreement with the University of Utah

In December 2011, Q Therapeutics entered into a service and supply agreement with the University of Utah for an initial period of five years, with an option to renew the agreement on an annual basis. The basic terms of the agreement stipulate the pricing for the manufacturing and processing of batches of cells and the index to be used for any price modifications, the granting of non-exclusive rights to the CTF work product, and a non-exclusive, non-transferable and royalty-free license to the University of Utah to manufacture Q-Cells® for use by Q and by collaborators specified by Q, with payment of manufacturing costs to the University of Utah. Either party can terminate the agreement upon appropriate notice.

Manufacturing Agreement with Goodwin Biotechnology

Q Therapeutics has an agreement with Goodwin Biotechnology (GBI) which specifies the contract research to achieve GMP production and conjugation of the antibody used in cell purification for manufacture of Q-Cells. Q maintains all rights to the products. The Agreement with GBI, which sets out obligations of GBI to provide process development and GMP manufacture and stability studies of the antibody originally provided by Q, is close to completion. Q Therapeutics can terminate the project at any time, subject to a cancellation penalty.

Q Therapeutics’ Intellectual Property

Q Therapeutics has exclusive worldwide rights to its Q-Cells® product, either through an agreement with the University of Utah Research Foundation (UURF or the Foundation) or through owned, internally developed intellectual property. The Q patent portfolio encompasses five families of neural lineage progenitor or stem cell technologies. Currently, Q has rights to 16 patents (as well as more pending) to which it has a license agreement with the University of Utah and the NIH. This license provides for royalties on Q Therapeutics’ and sublicensees’ sales and contains due diligence obligations and related provisions; a portion of the consideration to the University of Utah was equity in Q. In addition, Q has exclusive rights to internally developed patent applications on its glial cell products, as well a non-exclusive license to two patents on the delivery device.

Terms of License Agreement with the University of Utah Research Foundation

The License Agreement (the “Agreement”) with the University of Utah Research Foundation obligates Q Therapeutics to diligently proceed with development, manufacture, sale and use of licensed products through the term of the Agreement.

Pursuant to the Agreement, Q Therapeutics has financial obligations to pay milestones to the University of Utah. More specifically, approximately $1.3 million in total milestones will be due to the Foundation for each product that receives market approval, with most of the payment weighted towards approval. Additionally, the Foundation is entitled to royalties resulting from the sale of products designated for human therapeutic use.

To date, less than $1,000,000 has been paid in aggregate pursuant to these contractual payment obligations. The term of the Agreement spans the life of the patents. The Foundation can terminate the Agreement for uncured default after a 30-day notice. Q Therapeutics may terminate the Agreement at any time without cause upon 90 days notice.

Trademarks

Q also holds a U.S. Trademark to its first product name, Q-Cells® (serial number: 78869175; registration number: 3,385,490), and U.S. and International Trademarks/Service marks to: Q Therapeutics® (U.S. serial number: 78-415,125; U.S. registration number: 3,280,432; international registration number: 867,474).

Patents and Patent Applications

Q’s issued/granted patents and patent applications that are licensed or owned by Q as of December 31, 2012, include the following:

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

Lineage-Restricted Neuronal Precursors

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

Margot Mayer-Proschel, Mahendra S. Rao, Patrick A. Tresco and Darin J. Messina

ISSUED U.S. Patent 7,517,521

Method of Isolating Human Neuroepithelial Precursor Cells from Human Fetal Tissue

Margot Mayer-Proschel, Mahendra S. Rao, Patrick A. Tresco and Darin J. Messina

ISSUED U.S. Patent 8,168,174

Methods and Compositions for Expanding, Identifying, Characterizing and Enhancing Potency of Mammalian-

Derived Glial Restricted Progenitor Cells. Robert Sandrock, James Campanelli and Deborah A. Eppstein, PCT/US2010/055956, filed November 2010, published PCT application

In September 2012, Q Therapeutics entered into two non-exclusive sublicense with Neuralstem, Inc. for the following patents related to the clinical delivery device that Q intends to use:

U.S. Patent 8,092,495 relating to the development of a spinal platform and

U.S. Patent 7,833,217 relating to the development of a cannula.

The agreements with Neuralstem require an annual maintenance fee of $5,000 per year to maintain its perpetual irrevocable licenses of Neuralstem’s technology. Q can terminate the agreements at any time upon written notice to Neuralstem at least 90 days prior to the end of the calendar year.

In addition, Q has entered into out-license agreements with Life Technologies (LIFE), Molecular Transfer, Inc., (MTI), and xCell Science LLC (xCell), under which the licensees may develop, manufacture and sell certain cell products covered by Q’s IP for research and drug discovery use only, for which Q (or its subsidiary NeuroQ) is anticipated to receive royalty payments, and in the case of xCell, Q may provide certain payments for research activities.

CNS Therapeutic Market Overview

The global CNS therapeutics market was valued at almost $100 billion in 2007. (Datamonitor Healthcare CNS Market Overview, 2008). This market is comprised of three main segments:

(1) Neurology (e.g. Parkinson’s and Alzheimer’s Diseases, MS, Spinal Cord Injury, ALS)

(2) Psychiatry (e.g. Depression, ADHD, Schizophrenia)

(3) Pain (e.g. Migraine)

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

The annual worldwide pharmacotherapy market for MS is approximately $10 billion. It is estimated that over 2.1 million people worldwide have been diagnosed with MS (National MS Society). The vast majority of all approved MS therapies seek to slow disease progression by “knocking down” the autoimmune component of the disease, which causes the damage and destruction of the myelin sheath that surrounds the neurons. However there is no approved product that repairs this damage once it has occurred. Thus, while current therapies may slow or even halt the progression of the disease, once the damage is done, there is currently no means of repairing that damage. This represents a substantial unmet need in the MS disease space.

Similarly, there is only one approved drug for the treatment of ALS. This drug, Rilutek ®, prolongs the life expectancy of ALS patients by approximately 60-90 days. ALS is always fatal, and there are no approved drugs that substantially slow or halt the progression of the disease, much less reverse its devastating effects. This represents another unmet need in the CNS therapeutic market. ALS strikes approximately as many people (5,000-6,000) a year in the U.S. as does MS. It is estimated that at least 450,000 people have been diagnosed with ALS worldwide (ALS Therapy Development Institute). Given ALS’s rapid disease progression, it leads to death generally 2-5 years after diagnosis. Given the estimated prevalence of ALS in the U.S. is only 30,000 patients; it is classified as an orphan disease.

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

The Potential of Stem Cell-Based Therapy

Stem cell-based therapy is seen by many as the next great advance in the treatment of disease and injury. It holds the promise of better therapy for disorders which are currently not well treated and new therapies to meet currently unmet needs. Should this promise hold true, the currently available therapies could be displaced and the pharmacotherapeutic market substantially expanded as new stem and progenitor cell therapies are approved for human use.

The immense promise of stem cell biology has prompted the formation of new companies seeking to exploit the therapeutic potential of stem cells. Approaches to creating stem cell therapies fall into two broad categories:

1.	Isolating (or generating) and purifying new populations of stem or progenitor cells from various tissues,

expanding them as necessary and transplanting the cells into various target organs. One challenge with this approach is ensuring that the exact desired population can be reproducibly purified and expanded. This affects safety and efficacy as well as the ease of scaled-up manufacturing.

2.	Stimulating existing stem cells to “wake up,” expand and differentiate inside the body at an accelerated rate. Challenges associated with this approach include manipulating complex interactions among multiple growth factors and endogenous signals to generate the desired outcomes, as well as complications due to malfunctioning or mutant endogenous cells in certain diseases.

Q believes that the fastest route to a safe and effective product is through the first route, using therapy with well characterized, unmodified cells that perform their tasks as nature intended, functioning as “mini-factories” and playing roles appropriate to the specific disease state.

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

Q intends to bring Q-Cells® to the market first to treat ALS to demonstrate the safety and efficacy of its cell-based therapeutic. Q also intends that Q-Cells® will be brought to other indications potentially including MS, Spinal Cord Injury, Stroke, Parkinson’s and Alzheimer’s diseases. Q estimates that the annual market opportunity for its initial orphan disease targets exceeds $1 billion worldwide. Application of its Q-Cells® product to other larger market diseases such as MS would substantially expand the market available to Q.

Orphan Disease Strategy for Initial Commercialization

Q’s first commercial targets are orphan diseases with billion-dollar market potential (Figure 4). The Orphan Drug Act of 1983 (in this paragraph, the Act) defined an “orphan drug” as a therapy intended to treat rare “orphan” diseases, those affecting fewer than 200,000 Americans. The benefits provided by the Act may include more rapid regulatory timelines, tax benefits, and seven-year market exclusivity for the first product approved for an indication. Despite the smaller numbers of affected patients, orphan diseases often have highly motivated patient advocacy groups that are eager to assist companies with patient recruitment and therapeutic development. Moreover, substantial annual per-patient treatment prices effectively offset the relatively small patient populations. Due to the focused nature of marketing permitted by targeting orphan indications, Q might be able to capture a significant portion of the U.S. market for certain orphan diseases without need for a major marketing partner, provided that it has adequate financial resources. This ability to target patients suffering from orphan diseases also provides an incentive to potential Q development partners with interest in funding development costs and providing developmental expertise in exchange for marketing rights.

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

Q Market Development Strategy – Orphan Indications First, Larger Markets Follow

Q-Cells® offer multiple repair mechanisms from one product due to Q-Cells®’ ability to differentiate into both oligodendrocytes and astrocytes. We have broadly characterized the disease targets into three general but overlapping groups: diseases primarily of myelination deficiencies, diseases where neuronal loss is the dominant mechanism, and diseases where both of the above fall into play. Evaluation of Q-Cells® in these various neurodegenerative diseases provides multiple opportunities for success utilizing this single therapeutic product.

Amyotrophic Lateral Sclerosis (ALS), also called Lou Gehrig’s Disease

ALS is diagnosed in 5,000-6,000 new individuals per year in the U.S., comparable in annual incidence to Multiple Sclerosis. Patient death generally occurs 2-5 years after diagnosis, resulting in an estimated U.S. prevalence of 30,000 with 450,000 people living with ALS worldwide (ALS Therapy Development Institute). ALS is a neurodegenerative disease causing progressive deterioration and loss of motor neurons, affecting both upper and lower motor neurons. The loss of nerve stimulus to specific muscles results in atrophy and progressive weakness that leads to paralysis. Death usually results from respiratory failure.

There is no curative treatment for ALS. The only drug approved for treatment for the disease—riluzole (Rilutek®)—is believed to reduce (but not reverse) damage to motor neurons by decreasing the release of glutamate, and prolongs survival by only 60-90 days. Costs for treating individuals with advanced ALS can cost an average of $200,000 a year.

Studies in mouse models of ALS suggest that abnormalities in astrocytes and microglia, in addition to motor neurons, play a role in disease onset as well as progression. Astrocytes play a prominent role in CNS homeostasis. In both ALS patients and animal models, astrocyte abnormalities and physiological dysfunction can be seen many months before motor neuron degeneration and precede clinical disease [literature references include Clement et al, Science 302 , 113-117 (2003); Rothstein et al Neuron 18 , 327-338 (1997); Lepore et al, Nature Neuroscience 11 , 1294-1301 (2008); Yamanaka et al, Nature Neuroscience 11 , 251-253 (2008); Wang et al, Human Molecular Genetics 20 , 286-293 (2011)]. Further in support of the role of diseased astrocytes in causing motor neuron degeneration in ALS, the Maragakis lab recently demonstrated that transplanting rat astrocyte precursors carrying the SOD mutation (this mutation gives rise to ALS in patients carrying such mutation) into healthy rats results in degeneration of motor neurons in the previously healthy rats [Proc Natl Acad Sci on line edition Oct 2011 10.1073 (2011)]

This altered physiology of CNS astrocytes contributes to disease progression by resulting in further susceptibility to motor neuron loss. Supplementing these diseased astrocytes with healthy ones (such as occurs via transplantation of GRP cells) is a reasonable hypothesis for a promising therapeutic approach for slowing and/or halting the ALS disease course.

Maragakis and colleagues have demonstrated the validity of this hypothesis, showing therapeutic benefits following transplantation of rat GRPs into the SOD G93A rat model (Lepore et al, Nature Neuroscience 11, 1294-1301 (2008)). Administration of rat GRPs (the rat cells homologous to human Q-Cells®) into the cervical spinal cord after onset of disease resulted in enhanced survival and motor function.

The results demonstrating that Q-Cells® exhibit characteristics of cell survival, migration and differentiation into mature glial phenotypes in animal models, in conjunction with safety data, the scientific literature and the above mentioned benefits obtained with rat GRPs implanted into the SOD G93A rat, provide the rationale for testing Q-Cells® in clinical trials involving motor neuron degeneration in ALS patients. Implantation of Q-Cells®, which produce non-diseased astrocytes, may ultimately provide normal astrocytic function overcoming the dysfunction of the patient’s diseased astrocytes, thereby restoring homeostatic control and reducing or preventing further death of motor neurons.

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

Multiple Sclerosis

The annual worldwide pharmacotherapy market for MS is approximately $10 billion. It is estimated that over 2.1 million people worldwide have been diagnosed with MS (National MS Society). While MS is rarely fatal in the short term, individuals diagnosed with MS are usually required to implement both temporary and/or permanent modifications to their lifestyle as they experience the varying range of MS symptoms. Currently, the vast majority of all approved MS therapies seek to slow disease progression by “knocking down” the autoimmune component of the disease, which causes the damage and destruction of the myelin sheath that surrounds the neurons. However, there is no approved product that repairs this damage once it has occurred. Thus, while current therapies may slow or even halt the progression of the disease, once the damage is done, there is currently no means of repairing that damage. Diagnosis typically occurs between 20 and 40 years of age. While a vast majority of those with MS tend to have a normal life span, the cost of treatment can be significant and is estimated to be $30,000 per year.

Traverse Myelitis

It is estimated that approximately 1,400 new cases of TM are diagnosed each year in the U.S. with approximately 33,000 individuals currently suffering the effects of the disease (National Institute of Neurological Disorders and Stroke). Timely diagnosis is critical as the greatest chance of recovery is within the first 30 to 60 days of treatment. Lack of treatment or incorrect treatment can leave the individual with a disability such as partial or complete paralysis resulting from the disorder. Researchers are currently uncertain of the primary causes and there are currently no effective cures for TM. Current treatment is targeted towards minimizing inflammation and pain. Estimated costs for diagnosing and treating TM are approximately $600,000 per patient in the U.S.

Due to the similarity of the lesion pathology in TM and MS, demonstration of efficacy of remyelination in the orphan disease TM may be an indicator for efficacy in the more prevalent disease of MS. The rationale for using Q-Cells® in these indications is based on data obtained using both animal and human GRPs in models of disease.

Demonstration of remyelination in lesions in TM and MS patients may also be relevant for developing treatments of other diseases in which demyelination is a significant factor such as cerebral palsy, white-matter stroke and certain traumatic spinal cord injuries. Shiverer is an established myelin-deficiency model in which the entire CNS is defective in normal myelination. Q and its collaborators at Johns Hopkins have demonstrated that Q-Cells® engrafted into shiverer (a) effectively compete with host (defective) oligodendrocytes, (b) myelinate host axons resulting in normal myelin and (c) demonstrate benefits in a focal inflammatory spinal cord lesion model ( Figure 5, Q data; Walczak et al, GLIA 59 , 499-501 (2011)). Others have shown that human GRPs transplanted into shiverer/rag2 mice extended survival of a portion of the mice (Windrem et al, Cell Stem Cell 2, 553-565 (2008)). They also documented that the implanted human cells interacted effectively with the host proteins and did not leave the CNS. The efficacy of a localized treatment that does not produce toxicities in other organs is a significant finding. This is supported further by an extensive body of literature demonstrating remyelination by rodent glial precursors and related cells in multiple animal models [including publications from Blakemore (1999), Ben Hur (2006), Cummings (2005), Duncan (2004, 2005), Goldman (2008), Keirstead (2004, 2005), Whittemore (2010), Rao (1997-2010), Sandrock (2010), and Walczak (2011).] This myelination has occurred in both the presence and the absence of an ongoing inflammatory process.

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

Traumatic Spinal Cord Injury

Approximately 12,000 people are paralyzed each year in the U.S. due to a traumatic spinal Cord Injury (SCI) and it is estimated that over 270,000 people are living with Spinal Cord Injury in the U.S. (National Spinal Cord Injury Statistical Center, Birmingham, Alabama). The average age of occurrence for SCI is 41. This has tremendous costs both in terms of patient care, lost productivity as well as quality of life. Average medical costs are estimated at between $15,000—$30,000 a year with an estimated lifetime cost up to $3.0 million depending on the severity of the injury and the age at which the injury occurred. It has been projected that the U.S. could save up to $400 billion in future healthcare costs if there were effective therapies to treat and prevent spinal cord injuries (Christopher and Dana Reeve Foundation, Centers for Disease Control, University of Alabama National Spinal Cord Injury Statistical Center).

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

Parkinson’s Disease

Parkinson’s Disease (PD) affects more than one million patients in the U.S., with approximately 60,000 new cases diagnosed each year (Parkinson’s Disease Foundation). Due to the increase in the aging population, it is anticipated that the number of individuals diagnosed by PD will continue to increase. PD involves the breakdown and death of vital nerve cells, or neurons, found in the substantia nigra of the brain. These neurons normally secrete dopamine, and lack of dopamine leads to symptoms such as shaking, rigidity, difficulty and slowness in movement, and postural instability. While the cause of PD is currently unknown and there is no cure, there are therapies available to manage its symptoms. Combined direct and indirect costs of treating PD in the U.S. alone are estimated to be $25 billion a year with medication costs averaging $2,500 a year. If surgery is needed, the costs can approach up to a $100,000 per patient.

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

Other Disease Targets

Q-Cells® provide a platform technology that may be useful to treat not only demyelinating diseases, but other neurodegenerative diseases that can benefit from the neuronal support provided by growth factors and other trophic support by Q-Cells®. The patient populations and markets for Q’s follow-on therapeutic targets may be substantial, in addition to the opportunity in ALS, MS, TM, SCI and PD discussed above.

Alzheimer’s Disease

Alzheimer’s Disease (AD) is a progressive, neurodegenerative disease characterized by abnormal clumps (amyloid plaques) and tangled bundles of fibers (neurofibrillary tangles) in the brain. Symptoms include memory loss, language deterioration and confusion and eventually lead to loss of cognition and personality. Currently, there is not a way to prevent, cure or even delay its progression. It is the 6th leading cause of death in the U.S. It is estimated that about 5.4 million people in the U.S. suffer from AD, with annual healthcare costs in excess of $200 billion. The number of patients is projected to reach 16 million by 2050 (Alzheimer’s Association, 2012).

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

Traumatic Brain Injury

It is estimated that 1.7 million people in the U.S. sustain a Traumatic Brain Injury (TBI) each year with approximately 5.3 million Americans living with a TBI related injury (Centers for Disease Control and Prevention). In 2010, it was estimated that direct and indirect medical costs for those with TBI were approximately $76.5 billion. Other than acute phase treatments to prevent further injury (e.g., surgery to relieve pressure build-up), treatment of headaches, seizures and physical rehabilitation, there is no treatment for and nothing to reverse TBI. The multiple support functions of Q-Cells® may be beneficial in achieving recovery from TBI.

Cerebral Palsy

Cerebral Palsy (CP) has a U.S. patient population of about 764,000 children and adults (United Cerebral Palsy) and refers to any of a number of neurological disorders that permanently affect muscle coordination and mobility. No cure currently exists, but the earlier the disease is diagnosed in an individual’s life, the higher likelihood there is of being able to improve muscle function and coordination. An initial target may be for spastic diplegia, with involves injury to the cerebral cortex and represents approximately 70% of CP. As Q-Cells® can provide myelinating oligodendrocytes, they may provide benefits to CP patients.

Stroke

Stroke afflicts almost 800,000 people and is the third leading cause of death in the U.S, with total annual costs over $40 billion. Market projections are significant even if only a small portion of these patients were treated. Q-Cells® may be beneficial in treating stroke both for restoring myelination, as well as the support provided by astrocytes to restoring neuron function.

Leukodystrophies and CNS storage diseases

These are several inherited pediatric diseases for which the molecular cause is known to involve a single gene defect. There are no treatment options for most of these diseases, often resulting in death at a young age. Although a few companies including Genzyme/Sanofi and Biomarin have developed enzyme replacement therapies to successfully treat systemic manifestations of a few of these diseases, the systemically administered enzyme pharmaceuticals do not cross the blood-brain barrier to treat CNS targets. Such CNS diseases may provide future opportunity to Q as there are many storage disorders with severe CNS manifestations that involve destruction of oligodendrocytes with concomitant demyelination. Q-Cells®, as they are transplanted directly into the CNS, may be able to provide both the missing enzyme in the CNS as well as replace the destroyed oligodendrocytes and thus provide remyelination.

Peripheral Neuropathies have no effective treatments. In addition to causing severe pain, they are a leading cause of amputations in the developed world. Eight million diabetes patients have neuropathy in the U.S. alone. Q has patents on cells that support the peripheral nervous system.

Q-Cells® —Benefits of Localized Therapy

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

Competition

Q believes that Q-Cells® are different from other cell therapy products both in their novel mechanism of action/capabilities as well as the cost-effective methods of production. The competitive landscape involves companies working on a range of alternative treatments for diseases of the CNS including traditional drug products, protein therapeutics, gene therapy and different types of cell therapy. Q believes that the cell therapy approach has many advantages over single drug therapeutics for many neurodegenerative diseases. Thus, the closest direct competition is other cell therapy companies working on the same disease targets.

Direct competition

A limited number of companies are working on the therapeutic neurological application of stem and progenitor cells for CNS treatment, including the public companies StemCells Inc. (NASDAQ: STEM), ReNeuron (LSE: RENE.L), Brainstorm Cell Therapeutics (OB: BCLI) and Neuralstem (AMEX: CUR), and the private company California Stem Cells, Inc. StemCells Inc. uses human fetal-derived neural stem cells and has initiated a Phase I/II clinical trial and recently report positive interim date for SCI patients. Stem Cells Inc. has also submitted an application for a Phase II clinical trial for treatment of Pelizaeus-Merzbacher disease, a rare myelination disorder. ReNeuron uses human fetal-derived neural stem cells to treat patients disabled by stroke. ReNeuron has submitted an application to the UK regulatory body to commence a multi-site Phase 2 clinical trial for its cell based treatment ReN001. Brainstorm is conducting Phase IIa clinical trials in ALS patients in Israel using modified mesenchymal stem cells (MSCs) derived from the patient’s own (autologous) bone marrow. Neuralstem has neared completion of its Phase I safety study for ALS and has been awarded orphan status by the FDA. Neuralstem has also announced approval by the FDA to commence a Phase I safety trial for SCI. California Stem Cells has submitted an IND to treat spinal muscular atrophy with its embryonic stem cell-derived motor neuron therapy and states it intends to submit a second IND using its technology to treat ALS.

Other Potential Competitors

Another approach is the use of cells or virus-based vectors implanted in the brain as delivery vehicles for gene therapy, with the goal of achieving local production of desired proteins and growth factors. NsGene is studying the use of encapsulated, genetically modified cells to secrete biological growth factors in the treatment of Alzheimer’s and Parkinson’s diseases. Ceregene is conducting clinical trials with virus-based vectors for gene therapy for Parkinson’s and Alzheimer’s diseases, with other disease targets in earlier research. Cedars Sinai is developing neural progenitors engineered to secrete glial cell-derived neurotrophic factor (GDNF) for treatment of ALS. Q’s approach differs significantly in that it does not rely on a single growth factor for success, and in that it does not use genetically-modified cells or viruses; rather, unmodified Q-Cells® produce the range of growth factors and trophic support that is typical of healthy glial cells.

Other companies working in the CNS space have focused on stimulating endogenous differentiation of nascent adult stem cells with administration of molecules to trigger their expansion and differentiation in vivo (e.g., Braincells). Still other pharmaceutical and biotechnology companies (including, among others Genzyme/Sanofi-

Aventis, Biogen-Idec, Acorda, Merck-Serono, GlaxoSmithKline and Roche) have programs to identify therapeutics to treat neurodegenerative diseases such as MS, Parkinson’s disease and Alzheimer’ disease. Some of these programs might yield effective therapeutics that could compete with Q’s products, and which might prove less costly and easier to administer.

Why Q Therapeutics’ approach may prove superior

A noteworthy distinction between Q and other CNS cell therapy companies involves the specific properties of Q-Cells®. These cells naturally produce mature glial cells (astrocytes and oligodendrocytes) that can both achieve myelination of neuronal axons as well as otherwise promote neuron health, while minimizing unwanted and potentially deleterious neuron formation. Q-Cells® are a more mature cell type—at a more advanced stage of differentiation—than are the cells used by StemCells Inc., ReNeuron, and Neuralstem, who all use the less-differentiated CNS stem cells that produce neurons as well as glial cells (see Figure 3). Unlike ReNeuron, Q does not use genetically immortalized cells, which Q believes could potentially raise safety issues, e.g., concerns about deleterious effects such as tumor formation. Unlike Brainstorm, which uses autologous MSCs that it modifies in vitro to make what they call “glial-like” cells, Q uses non-autologous natural glial cells that are not modified in vitro and that are intended to be an “off-the shelf” product.

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

Government Regulation

Any products we may develop and our research and development activities are subject to stringent government regulation in the United States by the FDA and, in many instances, by corresponding foreign and state regulatory agencies. The European Union, or EU, has vested centralized authority in the European Medicines Agency and Committee on Proprietary Medicinal Products to standardize review and approval across EU member nations.

These regulatory agencies enforce comprehensive statutes, regulations and guidelines governing the drug development process. This process involves several steps. Initially, a company must generate preclinical data to show safety before human testing may be initiated. In the United States, a drug company must submit an IND to the FDA prior to securing authorization for human testing. The IND must contain adequate data on product candidate chemistry, toxicology and metabolism and, where appropriate, animal research testing to support initial safety.

A Clinical Trial Agreement, or CTA, is the European equivalent of the IND. CTA requirements are issued by each competent authority within the European Union and are enacted by local laws and directives.

Any of our product candidates will require regulatory approval and compliance with regulations made by United States and foreign government agencies prior to commercialization in such countries. The process of obtaining FDA or foreign regulatory agency approval has historically been extremely costly and time consuming. The FDA regulates, among other things, the development, testing, manufacture, safety, efficacy, record keeping, labeling, storage, approval, advertising, promotion, sale, and distribution of biologics and new drugs.

The standard process required by the FDA before a pharmaceutical agent may be marketed in the United States includes:

•	preclinical tests in animals that demonstrate a reasonable likelihood of safety and effectiveness in human patients;

•

submission to the FDA of an IND, which must become effective before clinical trials in humans can commence. If Phase I clinical trials are to be conducted initially outside the United States, a different regulatory filing is required, depending on the location of the trial;

•	adequate and well controlled human clinical trials to establish the safety and efficacy of the drug or biologic in the intended disease indication;

•	for drugs, submission of a New Drug Application, or NDA, or a Biologic License Application, or BLA, with the FDA; and

•	FDA approval of the NDA or BLA before any commercial sale or shipment of the drug.

Preclinical studies can take several years to complete, and there is no guarantee that an IND based on those studies will become effective to permit clinical trials to begin. The clinical development phase generally takes five to seven years, or longer, to complete (i.e., from the initiation of Phase I through completion of Phase III studies). After successful completion of clinical trials for a new drug or biologic product, FDA approval of the NDA or BLA must be obtained. This process requires substantial time and effort and there is no assurance that the FDA will accept the NDA or BLA for filing and, even if filed, that the FDA will grant approval. In the past, the FDA’s approval of an NDA or BLA has taken, on average, one to two years, but in some instances may take substantially longer. If questions regarding safety or efficacy arise, additional studies may be required and then followed by a resubmission of the NDA or BLA. Review and approval of an NDA or BLA can take several years.

In addition to obtaining FDA approval for each product, each drug manufacturing facility must be inspected and approved by the FDA. All manufacturing establishments are subject to inspections by the FDA and by other federal, state, and local agencies, and must comply with good manufacturing practices, or GMP, requirements. We do not currently have any GMP manufacturing capabilities, and will rely on contract manufacturers to produce material for any clinical trials that we may conduct.

We must also obtain regulatory approval in other countries in which we intend to market any drug. The requirements governing conduct of clinical trials, product licensing, pricing, and reimbursement vary widely from country to country. FDA approval does not ensure regulatory approval in other countries. The current approval process varies from country to country, and the time spent in gaining approval varies from that required for FDA approval. In some countries, the sale price of the drug must also be approved. The pricing review period often begins after market approval is granted. Even if a foreign regulatory authority approves a drug product, it may not approve satisfactory prices for the product.

In addition to regulations enforced by the FDA, we are also subject to regulation under the Occupational Safety and Health Act, the Environmental Protection Act, the Toxic Substances Control Act, the Resource Conservation and Recovery Act, and other present and potential future federal, state, or local regulations. Our research and development involves the controlled use of hazardous materials, chemicals, biological materials, and various radioactive compounds. Although we believe that our safety procedures for handling and disposing of such materials currently comply in all material respects with the standards prescribed by state and federal regulations, the risk of accidental contamination or injury from these materials cannot be completely eliminated. In the event of such an accident, we could be held liable for any damages that result and any such liability could exceed our available resources.

Research and Development

Our research and development expenses for the years ended December 31, 2012 and 2011 were $2,089,321 and $444,834, respectively. Since our inception, we have incurred total research and development expenses of $10,972,892. Our research and development expenses to date have been primarily the result of our research and the research of our collaborative partners relating to the development of Q-Cells®.

Our Employees

As of March 28, 2013, we had five full-time employees and five part-time employees. All of our employees are located in Salt Lake City, Utah. Approximately 60% of our employees are involved with research, development and clinical affairs and 40% are involved with finance, human resources, and administration.

We currently maintain compensation, benefits, equity participation and work environment policies intended to assist in attracting and retaining qualified personnel. We believe that the success of our business will depend to a significant extent on our ability to attract and retain such personnel.

Item 1A.	Risk Factors

RISK FACTORS

An investment in our common stock involves a high degree of risk. In addition to the other information in this Report, you should carefully consider the following factors in evaluating us and our business before purchasing our shares of common stock. This Report contains, in addition to historical information, forward-looking statements that involve risks and uncertainties. Our actual results could differ materially. Factors that could cause or contribute to such differences include, but are not limited to, those discussed below, as well as those discussed elsewhere in this Report, including the documents incorporated by reference.

RISKS RELATED TO THE COMPANY’S BUSINESS

Our business is at an early stage of development.

Our business is at an early stage of development, in that we do not yet have product candidates in clinical trials or on the market. Our ability to develop product candidates that progress to and through clinical trials is subject to our ability to, among other things:

•	succeed in our research and development efforts;

•	select therapeutic compounds or cell therapies for development that have acceptable safety and efficacy profiles;

•	obtain required regulatory approvals;

•	finance, or obtain additional financing for, our clinical trials;

•	manufacture product candidates; and

•	collaborate successfully with clinical trial sites, academic institutions, physican investigators, clinical research organizations and other third parties, and achieve adequate enrollment of subjects.

We have a history of losses and anticipate future losses, and continued losses could impair our ability to sustain operations.

We have incurred operating losses every year since our incorporation in 2002. As of December 31, 2012, our accumulated deficit was $20,490,278. Losses have resulted principally from costs incurred in connection with our research and development activities and from general and administrative expenses associated with our operations. We expect to incur additional operating losses and, as our development efforts and clinical testing activities continue, our operating losses may increase in size.

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

We will require substantial capital resources in order to conduct our operations and develop our product candidates, and we cannot assure you that our existing capital resources, grants, interest income and/or equipment financing arrangements will be sufficient to fund future planned operations. The timing and degree of any future capital requirements will depend on many factors, including:

•	the accuracy of the assumptions underlying our estimates for our capital needs for the remainder of the 2013 year end and beyond;

•	the magnitude and scope of our research and development programs;

•	the progress we make in our research and development programs, preclinical development and clinical trials;

•	our ability to establish, enforce and maintain strategic arrangements for research, development, clinical testing, manufacturing and marketing:

•	the number and type of product candidates that we pursue;

•	the time and costs involved in obtaining regulatory approvals and clearances; and

•	the costs involved in preparing, filing, prosecuting, maintaining, defending and enforcing patent claims.

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

We have concentrated the majority of our research on cell therapy technologies. Our ability to generate revenue and operate profitably will depend on being able to develop these technologies for human applications. These are emerging technologies and have limited human applications. We cannot guarantee that we will be able to develop our technologies or that such development will result in products with any commercial utility or value. We anticipate that the commercial sale of such products and royalty/licensing fees related to the technology will be our future primary sources of revenues. If we are unable to develop our technologies, we may never realize significant revenue.

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

We base our research and development on the use of human cells obtained from human tissue. The U.S. federal and state governments and other jurisdictions impose restrictions on the acquisition and use of human tissue, including those incorporated in federal Good Tissue Practice (GTP) regulations. These regulatory and other constraints could prevent us from obtaining cells and other components of our products in the quantity or of the quality needed for their development or commercialization. These restrictions change from time to time and may become more onerous. Additionally, we may not be able to identify or develop reliable sources for the cells necessary for our potential products—that is, sources that follow all state and federal laws and guidelines for cell procurement. Certain components used to manufacture our stem and progenitor cell product candidates will need to be manufactured in compliance with the FDA’s Good Manufacturing Practices (GMP). Accordingly, we will need to enter into supply agreements with companies that manufacture these components to GMP standards. There is no assurance that we will be able to enter into any such agreements.

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

Changes in governmental regulations relating to funding of stem cell research may also materially impact our business and result in an increase to the volatility of the market price of our common stock. For example, in March 2009 President Obama issued Executive Order 13505, entitled “Removing Barriers to Responsible Scientific Research Involving Human Stem Cells.” As a result, the Secretary of Health and Human Services, through the Director of the National Institutes of Health (NIH), issued new guidelines relating to human stem cell research to allow federal funding for research using human embryonic stem cells (hESCs) derived from embryos created by in vitro fertilization for reproductive purposes, but are no longer needed for that purpose. However, in August 2010, the Federal District Court for the District of Columbia issued a preliminary injunction prohibiting federal funding for hESC research. In September 2010, a federal appeals court lifted the injunction. Meanwhile, certain states are considering enacting, or already have enacted, legislation relating to stem cell research, including California, whose voters approved Proposition 71 to provide state funds for stem cell research in November 2004. In the United Kingdom and some other countries, the use of embryonic or fetal tissue in research (including the derivation of hESCs) is regulated by the government, whether or not the research involves government funding.

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

We are an SEC reporting company and, accordingly, subject to the information and reporting requirements of the Securities Exchange Act of 1934, as amended, and other federal securities laws, including compliance with the Sarbanes-Oxley Act of 2002 (the “Sarbanes-Oxley Act”). The costs of preparing and filing annual, quarterly and current reports, proxy statements and other information with the SEC and furnishing audited reports to shareholders are high and will put pressure on our cash resources.

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

The Sarbanes-Oxley Act and new rules subsequently implemented by the SEC have required changes in corporate governance practices of public companies. As a public company, we expect these new rules and regulations to increase our compliance costs in 2013 and beyond and to make certain activities more time consuming and costly. As a public company, we also expect that these new rules and regulations may make it more difficult and expensive for us to obtain director and officer liability insurance in the future and we may be required to accept reduced policy limits and coverage or incur substantially higher costs to obtain the same or similar coverage. As a result, it may be more difficult for us to attract and retain qualified persons to serve on our board of directors or as executive officers.

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

Our FINRA registered broker dealer has submitted our application to FINRA. Our application may not be approved by FINRA and as a result our common stock may be difficult for our investors to trade.

We have engaged a FINRA registered broker-dealer who has submitted our application to FINRA to have our common stock quoted on the OTC Bulletin Board. Our FINRA registered broker-dealer is expected to act as a market-maker for our common stock. We cannot give any assurances that the application to FINRA submitted by our FINRA broker-dealer will be approved. If our common stock is not quoted on the OTCBB, we intend to have our common stock listed on the OTC Pink Sheets which might make it more difficult for investors to trade their shares.

If and when our common stock becomes publicly traded, our common stock may be deemed a “penny stock,” which would make it more difficult for our investors to sell their shares.

If and when our common stock becomes publicly traded, our common stock may be subject to the “penny stock” rules adopted under Section 15(g) of the Exchange Act. The penny stock rules generally apply to companies whose common stock is not listed on The NASDAQ Stock Market or other national securities exchange and trades at less than $4.00 per share, other than companies that have had average revenue of at least $6,000,000 for the last three years or that have tangible net worth of at least $5,000,000 ($2,000,000 if the company has been operating for three or more years). These rules require, among other things, that brokers who trade penny stocks to persons other than established customers complete certain documentation, make suitability inquiries of investors and provide investors with certain information concerning trading in the security, including a risk disclosure document and quote information under certain circumstances. Many brokers have decided not to trade penny stocks because of the requirements of the penny stock rules and, as a result, the number of broker-dealers willing to act as market makers in such securities is limited. If we remain subject to the penny stock rules for any significant period, it could have an adverse effect on the market, if any, for our securities. If our securities are subject to the penny stock rules, investors will find it more difficult to dispose of our securities.

Investor relations activities, nominal float and supply and demand factors may affect the price of our common stock.

We have engaged an investor relations firm and financial advisory firm to create investor awareness for our Company. These campaigns may include personal, video and telephone conferences with investors and prospective investors in which our business practices are described. We may provide compensation to investor relations and financial advisory firms and pay for newsletters, websites, mailings and email campaigns that are produced by third-parties based upon publicly available information concerning us. We will not be responsible for the content of analyst reports and other writings and communications by investor relations firms not authored by us or from publicly available information. We do not intend to review or approve the content of such analysts’ reports or other materials based upon analysts’ own research or methods. Investor relations firms should generally disclose when they are compensated for their efforts, but whether such disclosure is made or complete is not under our control. Our investors may be willing, from time to time, to encourage investor awareness through similar activities. Investor awareness activities may also be suspended or discontinued which may impact the trading market of our common stock.

The SEC and FINRA enforce various statutes and regulations intended to prevent manipulative or deceptive devices in connection with the purchase or sale of any security and carefully scrutinize trading patterns and company news and other communications for false or misleading information, particularly in cases where the hallmarks of pump and dump activities may exist, such as rapid share price increases or decreases. We and our shareholders may be subjected to enhanced regulatory scrutiny due to the small number of holders who own the registered shares of our common stock publicly available for resale, and the limited trading markets in which such shares are offered or sold which have often been associated with improper activities concerning penny stocks, such as the OTC Bulletin Board or the OTCQB Marketplace (Pink OTC) or pink sheets. Until such time as the restricted shares of the Company are registered or available for resale under Rule 144, there will continue to be a small percentage of shares held by a small number of investors, many of whom acquired such shares in privately negotiated purchase and sale transactions that will constitute the entire available trading market. The Supreme Court has stated that manipulative action is a term of art connoting intentional or willful conduct designed to deceive or defraud investors by controlling or artificially affecting the price of securities. Often times, manipulation is associated by regulators with forces that upset the supply and demand factors that would normally determine trading prices. A small percentage of our outstanding common stock will initially be available for trading, and is held by a small number of individuals or entities. Accordingly, the supply of common stock for sale is extremely limited for an indeterminate amount of time, which could result in higher bids, asks or sales prices than would otherwise exist. Securities regulators have often cited thinly traded markets, small numbers of holders, and awareness campaigns as components of their claims of price manipulation and other violations of law when combined with manipulative trading, such as wash sales, matched orders or other manipulative trading timed to coincide with false or touting press releases. There can be no assurance that our or third-parties activities, or the small number of potential sellers or small percentage of stock in the float, or determinations by purchasers or holders as to when or under what circumstances or at what prices they may be willing to buy or sell stock, will not artificially impact (or would be claimed by regulators to have affected) the normal supply and demand factors that determine the price of stock.

Our stock price may be volatile.

The stock market in general, and the stock prices of technology-based and biotechnology / biopharmaceutical stocks in particular, have experienced volatility that often has been unrelated to the operating performance of any specific public company. The market price of our common stock is likely to be highly volatile and could fluctuate widely in price in response to various factors, many of which are beyond our control, including the following:

•	changes in our industry; competitive pricing pressures; our ability to obtain working capital financing; additions or departures of key personnel;

•	limited public float in the hands of a small number of persons whose sales or lack of sales could result in positive or negative pricing pressure on the market price for our common stock;

•	sales of our common stock;

•	our ability to execute our business plan;

•	operating results that fall below expectations;

•	loss of any strategic relationship;

•	regulatory developments;

•	changes in federal or state healthcare-related laws;

•	economic and other external factors;

•	period-to-period fluctuations in our financial results;

•	challenges and/or invalidation of key patents; and

•	the inability to develop or acquire new or needed technology.

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

If our shareholders sell substantial amounts of our common stock in the public market, including shares issued in past private offerings, upon the effectiveness of the registration statement required to be filed, or upon the expiration of any statutory holding period, under Rule 144, or upon expiration of lock-up periods applicable to outstanding shares, or issued upon the exercise of outstanding options or warrants, it could create a circumstance commonly referred to as an overhang and in anticipation of which the market price of our common stock could fall. The existence of an overhang, whether or not sales have occurred or are occurring, also could make more difficult our ability to raise additional financing through the sale of equity or equity-related securities in the future at a time and price that we deem reasonable or appropriate. The shares of common stock issued in the Merger to the current and former officers and directors, founders, and institutional shareholders of Q are subject to a lock-up agreement prohibiting sales of such shares for a period of 12 months from July 17, 2012 which was the date by which our S-1 was declared effective by the SEC. Following such date, all of those shares will become freely tradable, subject to securities laws and SEC regulations regarding sales by insiders.

Our undesignated preferred stock may inhibit potential acquisition bids; this may adversely affect the market price for our common stock and the voting rights of holders of our common stock.

Our certificate of incorporation provides our Board of Directors with the authority to issue up 10,000,000 shares of undesignated preferred stock and to determine or alter the rights, preferences, privileges and restrictions granted to or imported upon these shares without further vote or action by our shareholders. As of the date of this filing, no shares of preferred stock have been designated and the Board of Directors still has authority to designate and issue up to 10,000,000 shares of preferred stock in one or more classes or series. The issuance of shares of preferred stock may delay or prevent a change in control transaction without further action by our shareholders. As a result, the market price of our common stock may be adversely affected. In addition, if we issue preferred stock in the future that has preference over our common stock with respect to the payment of dividends or upon our liquidation, dissolution or winding up, or if we issue preferred stock with voting rights that dilute the voting power of our common stock, the rights of holders of our common stock or the market price of our common stock could be adversely affected.

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

Because our directors and executive officers are among our largest shareholders, they can exert significant control over our business and affairs and have actual or potential interests that may depart from those of subscribers in our previous Private Offerings.

Our directors and executive officers own or control a significant percentage of the common stock. Additionally, the holdings of our directors and executive officers may increase in the future upon vesting or other maturation of exercise rights under any of the options or warrants they may hold or in the future be granted or if they otherwise acquire additional shares of our common stock. The interests of such persons may differ from the interests of our other stockholders. As a result, in addition to their board seats and offices, such persons have significant influence over and control all corporate actions requiring stockholder approval, irrespective of how the Company’s other stockholders, may vote, including the following actions: to elect or defeat the election of our directors; to amend or prevent amendment of our Certificate of Incorporation or Bylaws; to effect or prevent a merger, sale of assets or other corporate transaction; and to control the outcome of any other matter submitted to our stockholders for vote. Such person’s stock ownership may discourage a potential acquirer from making a tender offer or otherwise attempting to obtain control of the Company, which in turn could reduce our stock price or prevent our stockholders from realizing a premium over our stock price.

RISKS RELATED TO CLINICAL AND COMMERCIALIZATION ACTIVITIES

Delays in the commencement of clinical testing of our current and potential product candidates could result in increased costs to us and delay our ability to generate revenues.

The commencement of clinical trials can be delayed for a variety of reasons, including delays in:

•	obtaining adequate financing;

•	demonstrating sufficient safety and efficacy to obtain regulatory clearance to commence a clinical trial;

•	manufacturing sufficient quantities or producing products meeting our quality standards of a product candidate;

•	obtaining an injection device or methodology meeting our quality standards;

•	obtaining approval of an Investigational New Drug (IND) application or proposed trial design from the FDA;

•	reaching agreement on acceptable terms with our collaborators on all aspects of the clinical trial, including the contract research organizations (CROs) and the trial sites; and

•	obtaining Institutional Review Board (IRB) approval to conduct a clinical trial at a prospective site.

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

Any product candidate that we or our collaborators develop must receive all relevant regulatory agency approvals/clearances before it may be marketed in the United States or other countries. Obtaining regulatory approvals/clearances is a lengthy, expensive and uncertain process. Because certain of our product candidates involve the application of new technologies or are based upon a new therapeutic approach, they may be subject to substantial additional review by various government regulatory authorities, and, as a result, the process of obtaining regulatory approvals/clearances for them may proceed more slowly than for product candidates based upon more conventional technologies.

Delays in obtaining regulatory agency approvals/clearances could:

•	significantly delay and harm the marketing of any product that we or our collaborators develop;

•	impose costly procedures upon our activities or the activities of our collaborators;

•	diminish any competitive advantages that we or our collaborators may attain; or

•	adversely affect our ability to receive royalties and generate revenues and profits.

Even if we commit the necessary time and resources, the required regulatory agency approvals/clearances may not be obtained for any product candidates developed by us or in collaboration with us. If we obtain regulatory agency approvals/clearances for a new product, these approvals/clearances may entail limitations on the indicated uses for which it can be marketed that could limit the potential commercial use of the product.

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

Approved products and their manufacturers are subject to continual review, and discovery of previously unknown problems with a product or its manufacturer may result in restrictions on the product or manufacturer, including withdrawal of the product from the market. The future sale by us or our collaborators of any commercially viable product will be subject to government regulation from several standpoints, including the processes of:

•	manufacturing;

•	adverse-event reporting;

•	advertising and promoting;

•	selling and marketing;

•	labeling; and

•	distribution.

If, and to the extent that, we are unable to comply with these regulations, our ability to earn revenues will be materially and negatively impacted.

Failure to comply with regulatory requirements can result in severe civil and criminal penalties, including but not limited to:

•	recall or seizure of products;

•	injunction against the manufacture, distribution and sales and marketing of products, and

•	criminal prosecution.

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

As more groups become engaged in scientific research and product development in the areas of stem cells, the risk of our patents being challenged through patent interferences, oppositions, reexaminations, litigation or other means will likely increase. Challenges to our patents through these procedures can be extremely expensive and time-consuming, even if the outcome is favorable to us. An adverse outcome in a patent dispute could severely harm our business by:

•	causing us to lose patent rights in the relevant jurisdictions(s);

•	subjecting us to litigation, or otherwise preventing us from commercializing potential products in the relevant jurisdiction(s);

•	requiring us to obtain licenses to the disputed patents;

•	forcing us to cease using the disputed technology; or

•	requiring us to develop or obtain alternative technologies.

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

Our strategy for the development, clinical testing and commercialization of our product candidates requires that we enter into collaborations with corporate partners, licensors, licensees and others. We are dependent upon the subsequent success of these other parties in performing their respective responsibilities and the continued cooperation of our partners. By way of example, we have key agreements with Goodwin Biosciences, Inc. and the University of Utah related to manufacture of our products, and are working with Johns Hopkins University and MPI Research, Inc. on preclinical studies for our first product. We have agreements with Life Technologies, Inc. concerning commercialization of certain of our products for the research market. Our collaborators, contractors and licensees may not cooperate with us or perform their obligations under our agreements with them. We cannot control the amount and timing of our collaborators’ resources that will be devoted to activities related to our collaborative agreements with them. Our collaborators may choose to pursue existing or alternative technologies in preference to those being developed in collaboration with us.

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

Our Q-Cells® and other cell-based products could be more expensive to manufacture than other treatments currently on the market today or that will be on the market when our product is ready to be marketed. Our present manufacturing processes are conducted at a modest scale and we may be able to reduce manufacturing costs through process improvements, as well as through scale increases. If we are not able to do so, however, and, depending on the pricing of the potential product, the profit margin on our product may be significantly less than that of most drugs on the market today. If we are unable to scale our production of Q-Cells® at a commercially acceptable manufacturing cost, it would impact the affordability of the therapy for patients and reduce our potential profitability.

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

Our product candidates and those developed by our collaborators, if approved for marketing, may not achieve market acceptance since hospitals, physicians, patients or the medical community in general may decide not to accept and utilize these products. The product candidates that we are attempting to develop represent substantial departures from established treatment methods and will compete with a number of conventional drugs and therapies manufactured and marketed by major pharmaceutical companies. The degree of market acceptance of any of our developed potential products will depend on a number of factors, including:

•	our establishment and demonstration to the medical community of the clinical efficacy and safety of our product candidates;

•	our ability to create products that are superior to the alternatives currently on the market;

•	our ability to establish in the medical community the potential advantage of our treatments over alternative treatment methods, and

•	reimbursement policies of government and third-party payers.

If the health care community does not accept our potential products for any of the foregoing reasons, or for any other reason, our business would be materially harmed.

Because of the uncertainty of pharmaceutical pricing, reimbursement and healthcare reform measures, we or our licensees may be unable to sell our products profitably.

The availability of reimbursement by governmental and other third-party payers affects the market for any pharmaceutical product. These third-party payers continually attempt to contain or reduce the costs of healthcare. There have been a number of significant legislative and regulatory changes to the healthcare system enacted in recent years and further proposals and changes are likely. Medicare’s policies may decrease the market for our products. Significant uncertainty exists with respect to the reimbursement status of newly approved healthcare products.

In addition, third-party payers are increasingly challenging the price and cost-effectiveness of medical products and services. We might not be able to sell our products profitably or recoup the value of our investment in product development if reimbursement is unavailable or limited in scope, particularly for product candidates addressing small patient populations.

In addition, in some foreign countries, the proposed pricing for a drug must be approved before it may be lawfully marketed. The requirements governing drug pricing vary widely from country to country. We expect that there will continue to be a number of U.S. federal and state proposals to implement governmental pricing controls. While we cannot predict whether such legislative or regulatory proposals will be adopted, the adoption of such proposals could have a material adverse effect on our business, financial condition and liquidity.

On July 15, 2008, the Medicare Improvements for Patients and Providers Act of 2008 became law with a number of Medicare and Medicaid reforms to establish a bundled Medicare payment rate that includes services and drug/labs that are currently separately billed. The implementation of this program is currently not expected to begin until at least 2016. Bundling initiatives that have been implemented in other healthcare settings have occasionally resulted in lower utilization of services that had not previously been a part of the bundled payment.

Changes in government regulations or private third-party payers’ reimbursement policies may reduce reimbursement for our products and adversely affect our future results. In addition, when a new medical product is approved, the availability of government and private reimbursement for that product is uncertain, as is the amount for which that product will be reimbursed. We cannot predict the availability or amount of reimbursement for our product candidates.

In the U.S., federal and state legislatures, health agencies and third-party payers continue to focus on containing the cost of health care. In March 2010, President Obama signed into law the Patient Protection and Affordable Care Act, as amended by the Health Care and Education Reconciliation Act of 2010, collectively PPACA, a sweeping law intended to broaden access to health insurance, reduce or constrain the growth of healthcare spending, enhance remedies against healthcare fraud and abuse, add new transparency requirements for healthcare and health insurance industries, impose new taxes and fees on the health industry and impose additional health policy reforms. We will not know the full effects of PPACA until applicable federal and state agencies issue regulations or guidance under the new law. Although it is too early to determine the effect of PPACA, the new law appears likely to continue the downward pressure on pharmaceutical pricing, especially under the Medicare program, and may also increase our regulatory burdens and operating costs.

In addition, the Budget Control Act of 2011 mandates, among other things, reductions in Medicare payment rates if a sufficient deficit reduction plan is not approved and a reduction in funding for Medicare, Medicaid or similar government programs may adversely affect our future results. Economic pressure on state budgets may result in states increasingly seeking to achieve budget savings through mechanisms that limit coverage or payment for our drugs. In recent years, some states have considered legislation that would control the prices of drugs. State Medicaid programs are increasingly requesting manufacturers to pay supplemental rebates and requiring prior authorization by the state program for use of any drug for which supplemental rebates are not being paid. Managed care organizations continue to seek price discounts and, in some cases, to impose restrictions on the coverage of particular drugs. Government efforts to reduce Medicaid expenses may lead to increased use of managed care organizations by Medicaid programs. This may result in managed care organizations influencing prescription decisions for a larger segment of the population and a corresponding constraint on prices and reimbursement for our products.

In the European Union and some other international markets, the government provides health care at low cost to consumers and regulates pharmaceutical prices, patient eligibility or reimbursement levels to control costs for the government-sponsored health care system. Many countries are reducing their public expenditures and we expect to see strong efforts to reduce healthcare costs in international markets, including patient access restrictions, suspensions on price increases, prospective and possibly retroactive price reductions and other recoupments and increased mandatory discounts or rebates, recoveries of past price increases, and greater importation of drugs from lower-cost countries to higher-cost countries. These cost control measures could reduce our revenues. In addition, certain countries set prices by reference to the prices in other countries where our products are marketed. Thus, our inability to secure adequate prices in a particular country may not only limit the marketing of our products within that country, but may also adversely affect our ability to obtain acceptable prices in other markets. This may create the opportunity for third party cross border trade or influence our decision to sell or not to sell a product, thus adversely affecting our geographic expansion plans and revenues.

Our competition has significantly greater experience and financial resources.

The biotechnology industry is characterized by intense competition. We compete against numerous companies, and many have substantially greater resources. Several of these companies have initiated cell therapy research programs and/or efforts to treat the same diseases that we target. Companies such as Neuralstem, Inc., StemCells, Inc., BioTime, Inc., and Genzyme Corporation as well as others, may have substantially greater resources and experience in our fields that put us at a competitive disadvantage.

Item 1B. Unresolved Staff Comments

Not applicable.

Item 2. Properties

Our facility in Salt Lake City, Utah is comprised of approximately 5,300 square feet of research and office space located at 615 Arapeen Drive, Suite 102, Salt Lake City, Utah, 84108. We own the equipment summarized in the financial statements. Our current lease term expires March 31, 2013 but is expected to be renewed. The total lease expense for the year ended December 31, 2012 was $110,076.

We are not aware of any environmental issues that may affect the use of our property. We currently have no investments in real estate, real estate mortgages or real estate securities, and do not anticipate making any such investments.

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

The Company, through a registered broker-dealer, has submitted a Form 211 Application to FINRA, in an effort to have the Company’s common stock quoted on the OTC Bulletin Board. We cannot guarantee that we will obtain a listing. There is currently no trading activity in our securities, and there can be no assurance that a regular trading market for our common stock will ever be developed.

As of the date of this filing, there are approximately 168 record holders of 24,786,833 shares of our common stock.

We have never paid any dividends to stockholders and presently do not intend to pay cash dividends on our common stock in the foreseeable future. We intend to retain any future earnings to fund the development and growth of our business.

Recent Sales of Unregistered Securities

None.

There is no active market for our common stock.

Currently, there is no active trading market for our common stock. We have engaged a broker-dealer market maker who has submitted an application with FINRA. While we are working with FINRA, there can be no assurance that the application will be accepted or that any trading market will ever develop or be maintained on the OTC Bulletin Board.

Item 6. Selected Financial Data

N/A

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS

The following discussion contains forward-looking statements based upon current expectations that involve risks and uncertainties, such as our plans, objectives, expectations and intentions. Our actual results and the timing of events could differ materially from those anticipated as a result of a number of factors, including those set forth under the Risk Factors, Cautionary Notice Regarding Forward-Looking Statements and Business sections in this Form 10-K. The following discussion of our financial condition and results of operations should be read with our consolidated financial statements and the related notes included elsewhere in this Form 10-K. We use words such as “anticipate,” “estimate,” “plan,” “project,” “continuing,” “ongoing,” “expect,” “believe,” “intend,” “may,” “will,” “should,” “could,” and similar expressions to identify forward-looking statements.

Company Overview

Q Therapeutics, Inc. (hereinafter Q Therapeutics or Q) conducts its business and operations through its wholly owned subsidiary, Q Therapeutic Products, Inc. (hereinafter Q Products) and NeuroQ Research, Inc. Q Therapeutics is a Salt Lake City, Utah-based biopharmaceutical company that is developing human cell-based therapies intended to treat degenerative diseases of the brain and spinal cord, the primary components of the central nervous system. Q Therapeutic Products, Inc. was incorporated in the state of Delaware in March 2002.

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

Every year, hundreds of thousands of people suffer with debilitating neurodegenerative diseases such as Amyotrophic Lateral Sclerosis (ALS, or Lou Gehrig’s disease), Multiple Sclerosis (MS), Transverse Myelitis (TM) and Spinal Cord Injury (SCI). Traditional drugs tend to fail to treat the nerve damage caused by these diseases due to the multifactorial nature of these diseases and the inability of most drugs to address all of these factors. Q Therapeutics is developing a new and nontraditional approach targeted to improve the health of people suffering from neurodegenerative diseases: a human cell-based product called Q-Cells®.

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

Results of Operations for the Year Ended December 31, 2012 compared to the Year Ended December 31, 2011:

For the period from March 28, 2002 (date of inception) through December 31, 2012, we have not generated significant revenues and have been focused on developing our products for commercial sale. Q Therapeutics is considered to be a development stage company.

Since entering the development stage, we have not generated revenues in excess of expenses and have been dependent on government grants and debt and equity raised from individual investors to sustain our operations. Our products have not yet been approved by the FDA for commercial sale and as a result we have not yet generated revenues from product sales. We have incurred losses and used cash in operating activities since inception. As of December 31, 2012, the Company had an accumulated deficit of $20,492,278 and negative working capital.

Between October 13, 2011 and December 31, 2011, the Company raised $3,828,047 in connection with a private placement offering to accredited investors. Between January 1, 2012 and May 31, 2012, as part of a subsequent tranche of the private placement an additional $190,000 was raised. Management believes that the Company currently has sufficient liquidity and capital resources to sustain operations through at least December 31, 2013 as long as it manages and in some cases reduces expenses until additional financing can be obtained.

	For the Years Ended December 31,
	2012	2011	Change	%
Revenues:
Grant revenues	$485,031	$10,173	$474,858	4,667.8%
License fees and other revenues	—	164,400	(164,400)	-100.0%

Total revenues	485,031	174,573	310,458	177.8%

Operating expenses:
Research and development	2,089,321	444,834	1,644,487	369.7%
General and administrative	1,458,088	1,567,012	(108,924)	-7.0%

Total operating expenses	3,547,409	2,011,846	1,535,563	76.3%

Operating loss	(3,062,378)	(1,837,273)	(1,225,105)	66.7%
Other income (expense), net	4,538	(762,065)	766,603	-100.6%

Loss before provision for income taxes	(3,057,840)	(2,599,338)	(458,502)	17.6%
Provision for income taxes	—	—	—	—

Net loss	$(3,057,840)	$(2,599,338)	$(458,502)	17.6%

Grant Revenues

Grant revenues for the years ended December 31, 2012 and 2011 were $485,031 and $10,173, respectively, an increase of $474,858, or 4,668%. The increase was primarily due to being the recipient of a sub-award of an NIH grant issued to Johns Hopkins University. The sub-award was approved in December 2012 for a total of $631,383 for the 2012-2013 budget year. We anticipate grant revenues to increase as we identify new opportunities for grants that are available and specific to our research of cell-based therapies.

License Fees and Other Revenues

License fees and other revenues for the year ended December 31, 2012 were $0, a decrease of $164,400, or 100%, from $164,400 for the year ended December 31, 2011. The decrease was primarily attributable to non-recurring revenue of $150,000 recognized in 2011 relating to the right of first negotiation to a related party. As we do not currently have any agreements which require annual license fees, we do not expect to generate license fee revenue during 2013.

Research and Development Expenses

Q Therapeutics anticipates that development activities and costs will remain the same as we advance the work necessary to complete our future IND submission. This includes GLP animal safety studies, injection device studies, manufacturing activities and working with clinical and regulatory consultants. Should additional financing be obtained, we may also increase research and development activities to evaluate use of our proprietary products in other disease indications, including working with outside collaborators. The following table details the research and development expenses we have incurred:

	For the Years Ended December 31,
	2012	2011	Change	%
Lab materials and supplies	$1,369,780	$37,595	$1,332,185	3,543.5%
Salaries and benefits	318,724	295,987	22,737	7.7%
License fees	195,083	—	195,083	100.0%
Consulting	100,540	3,413	97,127	2,845.8%
Facility -related expenses	88,798	81,045	7,753	9.6%
Travel and entertainment	—	1,288	(1,288)	-100.0%
Depreciation	16,396	25,506	(9,110)	-35.7%

Total research and development expenses	$2,089,321	$444,834	$1,644,487	369.7%

Research and development expenses for the year ended December 31, 2012 were $2,089,321, an increase of $1,644,487, or 369.7%, from $444,834 for the year ended December 31, 2011. The increase in expense is primarily the result of the associated costs relating to conducting our pilot and clinical studies, the initial cost and maintenance of licensing agreements which will support our clinical studies and an increase in consulting fees. We anticipate our research and development expenses will remain at similar levels as we continue our safety studies, until additional financing can be obtained.

General and Administrative Expenses

The following table details the general and administrative expenses incurred by the Company:

	For the Years Ended December 31,
	2012	2011	Change	%
Salaries and benefits	$594,343	$621,863	$(27,520)	-4.4%
Legal and professional fees	456,334	361,337	94,997	26.3%
Stock-based compensation	160,237	42,378	117,859	278.1%
General office and administrative	102,625	88,283	14,342	16.2%
Facility-related expenses	81,527	84,048	(2,521)	-3.0%
Travel and entertainment	34,246	63,829	(29,583)	-46.3%
Bad debt expense	26,518	2,628	23,890	909.1%
Depreciation	1,846	2,222	(376)	-16.9%
Royalties	412	300,424	(300,012)	-99.9%

Total expenses	$1,458,088	$1,567,012	$(108,924)	-7.0%

The net decrease in general and administrative expenses is primarily due to a one-time royalty expense payment of $300,000 made in October 2011 that did not occur in 2012, offset, in part, by an increase in stock-based compensation related to option grants in 2012 and an increase in legal and professional fees resulting from the Company being a public reporting company. We anticipate general and administrative expenses to remain at approximately the same levels, or, if necessary, decrease due to our cash constraints until further financing becomes available.

Liquidity and Capital Resources

For the year ended December 31, 2012, net cash used in operating activities totaled $2,121,749 compared to $1,665,370 for the year ended December 31, 2011. Cash expenditures increased in 2012 primarily due to costs associated with conducting our pilot and clinical studies, the acquisition and maintenance costs associated with licensing technology, and legal and professional services resulting from being a public reporting company.

For the year ended December 31, 2012, net cash used in investing activities was $2,363 compared to $5,627 for the year ended December 31, 2011.

For the year ended December 31, 2012, net cash provided by financing activities was $176,800 compared to $3,990,318 for the year ended December 31, 2011. The primary reason for the change was that the Company raised $190,000 in 2012 compared to $3,828,047 in 2011 from the private placement of its securities.

We believe that our current levels of cash, when combined with (1) our expected cash flows from grant revenues, and (2) reductions to our current operating expenses, will be sufficient to meet our liquidity needs through at least the end of 2013. However, we will require additional cash resources in the future, as we anticipate changed business conditions and other developments in the Company’s progress. We will need additional cash resources in the future if we pursue opportunities for investment, acquisition, strategic cooperation or other similar actions. To satisfy future cash requirements, we expect to seek funding through the issuance of debt or equity securities and the obtaining of a credit facility. Any future issuance of equity securities would cause dilution for our shareholders. Any incurrence of indebtedness will increase our debt service obligations and may cause us to be subject to restrictive operating and financial covenants. It is possible that financing may be available to us in amounts or on terms that are not favorable to the Company or not available at all.

Recent Accounting Pronouncements

The Company has reviewed all accounting pronouncements that were effective during 2012 and does not believe such pronouncements modified our financial reporting. Additionally, the Company has reviewed all recently issued, but not yet effective, accounting pronouncements and does not believe the future adoption of any such pronouncements will have a material impact on the Company’s financial position, results of operations or liquidity.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements, financings, or other relationships with unconsolidated entities or other persons, also known as “special purpose entities” (SPEs).

Significant Accounting Policies

Our discussion and analysis of financial condition and results of operations is based upon the consolidated financial statements included herein, which have been prepared in accordance with U.S. generally accepted accounting principles and the requirements and regulations of the Securities and Exchange Commission (SEC). The preparation of these financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the dates of the financial statements and the reported amounts of sales and expenses during the reporting periods. Significant accounting policies and areas where substantial judgments are made by management include:

Stock-Based Compensation – We calculate the estimated fair value of our stock options and warrants on the grant date using the Black-Scholes option-pricing model and recognize the estimated fair value as compensation expense on a straight-line basis over the vesting period. We recognize stock compensation expense in the period in which the employee is required to provide service, which is generally over the vesting period of the individual equity instruments. Stock options issued in lieu of cash to non-employees for services performed are recorded at the fair value of the options at the time they are issued and are expensed as service is provided.

The volatility assumption used in the Black-Scholes option-pricing model is based on the volatility of publicly traded companies in our industry. The expected term of the options and warrants granted represent the periods of time that the options granted are expected to be outstanding. The risk free rate for periods within the contractual lives of the options and warrants is based on the U.S. treasury securities constant maturity rate that corresponds to the expected term in effect at the time of grant.

Revenue Recognition and Grants Receivable – We apply for research grants generally as a sub-recipient to grants funded by government agencies through research institutions. Grants receivable are recorded in accordance with the provisions defined in the sub-award or grant agreement. Grants receivable are considered past due when payment has not been received within 30 days of the invoice date though certain institutions customarily pay within 60 days of the invoice date. The amounts of the specific reserves are estimated by management based on various assumptions including the age of the individual grant receivable, as well as changes in payment schedules and histories. Grants receivable balances are charged off against the allowance for doubtful accounts when management determines the potential for recovery is remote. Recoveries of receivables previously charged off are recorded when payment is received. We did not incur any losses relating to bad debts during the last two years.

Income Taxes – We calculate federal and state taxes using the asset and liability method. Under the asset and liability method, deferred income tax assets or liabilities are recognized for future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred income tax assets or liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred income tax assets and liabilities of a change in tax rates is recognized in net income (loss) in the period that includes the enactment date.

Net Loss Per Common Share – Basic earnings (loss) per share (EPS) is calculated by dividing income (loss) available to common stockholders by the weighted-average number of common shares outstanding during the period.

Diluted EPS is similar to Basic EPS except that the weighted-average number of common shares outstanding is increased using the treasury stock method to include the number of additional common shares that would have been outstanding if the dilutive potential common shares had been issued. Such potentially dilutive common shares include stock options and warrants. Shares having an antidilutive effect on periods presented are not included in the computation of Diluted EPS.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk

N/A

Item 8. Financial Statements and Supplementary Data

The financial statements required to be filed pursuant to this Item are included in this Annual Report on Form 10-K beginning on page F-1.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Disclosure Controls and Procedures

Evaluation of disclosure controls and procedures

As of December 31, 2012, under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer (the “Certifying Officers”), we conducted an evaluation of our Company’s disclosure controls and procedures. As defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act, the term “disclosure controls and procedures” means our controls and other procedures that are designed to ensure that information required to be disclosed in reports that we file or submit under the Securities Exchange Act of 1934 (the “Exchange Act”) is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in the reports we file or submit under the Exchange Act is accumulated and communicated to our Company’s management, including the Certifying Officers, to allow timely decisions regarding required disclosure. Based on this evaluation, the Certifying Officers have concluded that our Company’s disclosure controls and procedures were ineffective as of December 31, 2012 as several Form 4s were not filed timely.

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

•	Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on financial statements.

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

Effective as of December 31, 2012, Q Therapeutics, Inc.’s management assessed the effectiveness of the Company’s internal control over financial reporting based on criteria for effective internal control over financial reporting established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) and SEC guidance on conducting such assessments.

Based on that evaluation, management concluded that the Company’s internal control over financial reporting was not effective as of December 31, 2012 due to the material weaknesses discussed below.

A material weakness is a deficiency, or combination of deficiencies, that results in more than a remote likelihood that a material misstatement of annual or interim financial statements will not be prevented or detected.

In connection with the assessment described above, management identified the following material weaknesses as of December 31, 2012:

•	Incorrect calculations of the fair value of stock options and warrants;

•	Lack of an established audit committee comprised of outside directors on the Company’s Board of Directors independent of management; and

•	Lack of sufficient resources to establish and operate an internal audit function.

Management believes that the material weaknesses set forth above do not have an adverse effect on the Company’s financial reporting for fiscal 2012 and fiscal 2011. Management is committed to improving the Company’s financial control capability. To the extent reasonably possible given our limited resources, we intend to address these weaknesses through measures that include, but are not limited to:

•

Create a step by step checklist to be used in the calculation of non-cash stock-based compensation expense. Additionally, any stock-based compensation expense will be reviewed by a second party, and outside consultants will be engaged, when necessary.

•	Appoint one or more outside directors to our board of directors who are willing to perform the audit oversight function and establish a fully functioning audit committee.

•	Continue to evaluate the feasibility of establishing an internal audit function.

We will continue to monitor and evaluate the effectiveness of our internal control, processes and procedures over financial reporting on an ongoing basis and are committed to taking further actions and implementing additional enhancements or improvements, as necessary and as resources allow.

Changes in Controls and Procedures

During the quarter ended June 30, 2012, the Company hired an additional financial member to the Company’s accounting personnel. The additional member of finance helped define and implement adequate segregation of duties in an effort to prevent a material misstatement that could have been prevented or detected.

In September 2012, the Board of Directors approved the Q Therapeutics’ Code of Ethics and Conduct and the Insider Trading Policy. Both policies were distributed to directors and employees for review and acknowledgement and can be found on the Company’s website at www.qthera.com.

During 2012, management completed a project to document the accounting processes and procedures of the Company.

Other than the above, there were no significant changes made in our internal controls over financial reporting during the year ended December 31, 2012 that have materially affected or are reasonably likely to materially affect these controls.

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

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS

Directors, Executive Officers, Promoters and Control Persons and Corporate Governance; Compliance with Section 16(a) of the Exchange Act.

The following table lists the names, age and positions of the individuals who serve on the Board of Directors of the Company as of March 28, 2013.

Name	Age	Directors and Officers
Deborah A. Eppstein, Ph.D.	64	President, Chief Executive Officer and Director
		(Principal Executive Officer)
Steven J. Borst, M.B.A.	55	Chief Financial Officer and Vice President Corporate Development
		(Principal Financial and Accounting Officer)
Dinesh C. Patel, Ph.D.	62	Chairman of the Board of Directors
Peter Barton Hutt	78	Director
Linda F. Powers	57	Director
Peter Grebow, Ph.D.	66	Director
Diane Jorkasky, M.D.	61	Director

Business Experience of Directors

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

Dr. Eppstein has more than 30 years of experience in the pharmaceutical and biotech industries, with the latter 20 on the entrepreneurial side. She was the founding CEO of Altea Therapeutics. Previously, she was Vice President of Corporate Development at TheraTech, where she was involved with the IPO, partnering, achieving profitability and subsequent sale of the company. Earlier she was Director of Corporate Development and Department Head of biochemistry, virology and tumor biology at Syntex (now Roche). Dr. Eppstein received a B.A. from Grinnell College, a Ph.D. in biochemistry from the University of Arkansas, and she conducted research in virology and cell biology as an NIH postdoctoral fellow at the University of California, Santa Barbara. Dr. Eppstein has received the Women’s Technology Leadership and Businesswoman of the Year awards in Salt Lake City.

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

Mr. Borst also serves concurrently as one of three Managing Directors of UpStart Ventures Management, which manages a seed stage life science focused venture capital fund, and is considered an early-stage healthcare fund in Salt Lake City. He possesses both an operational and venture capital background in healthcare and the life sciences. He has also co-founded five Salt Lake biotech companies. Mr. Borst was previously associated with two Chicago-based venture funds and served in senior management positions with two venture-backed healthcare portfolio companies. Mr. Borst holds a B.S. degree in Industrial Engineering from the University of Michigan and an M.B.A. from the J.L. Kellogg Graduate School of Management at Northwestern University.

Board of Directors

In addition to Dr. Eppstein, the Q Board of Directors is composed of:

Dinesh C. Patel, Ph.D., serves as Chairman of the Company’s Board of Directors. Dr. Patel is a Managing Director and Founding Partner of vSpring Capital (which is now SignalPeak), an early-stage venture capital fund with over $400 million under management (2000 to present). From 1985-1999, Dr. Patel served as co-founder, Chairman, President and CEO of TheraTech, Inc., a Salt Lake City, Utah-based company that has been a pioneer in the development and manufacturing of innovative drug delivery products. TheraTech went public in 1992, became profitable in 1997, and in 1999 was acquired for approximately $350 million by Watson Pharmaceuticals.

Dr. Patel has been the recipient of numerous awards including; Honorary Doctor of Business Degree, University of Utah (2008), the 2006 Utah Technology Council Hall of Fame, 2006 Pathfinder Award-Edison Showcase University of Utah, 2006 Ellis Island Medal of Honor, Utah Asian Chamber of Commerce Outstanding Business Award, U.S. Small Business Administration’s Business Achiever Award, Scientific and Technology Award (State of Utah), Entrepreneur of the Year Award (Mountain West Capital Network) and Scientific and Technology Development Pioneer of Progress Award. Dr. Patel served as co-chair of Governor Huntsman’s transition team and is currently on the board of the Utah Policy Partnership (UPP), the board of the Utah Symphony & Opera, the Chairman of the USTAR Governing Authority board and sits on the Utah Technology Council executive committee.

Born and raised in Zambia, Africa, Dr. Patel received his undergraduate degree in India and his doctorate degree from University of Michigan. Dr. Patel and his wife Kalpana reside in Salt Lake City, Utah. Dr. Patel is active in the Indian and local community serving on several boards and is an active donor for various charitable causes.

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

Linda F. Powers, Director, is a Managing Director and co-founder of Toucan Capital LLC, a Bethesda, MD venture fund that invested in Q’s Series A-2 round. From 2001 until 2011, Ms. Powers’ principal employment was as Managing Director of Toucan Capital, a biotech investment fund. Presently, her principal employment is CEO of Northwest Biotherapeutics (nwbio.com), a portfolio company of Toucan Capital. Northwest Biotherapeutics business involves developing immune therapies for cancer. Ms. Powers continues to serve as a Managing Director of Toucan Capital.

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

Peter Grebow Ph.D., Director, has served as a director since December of 2011. Dr. Grebow held several key senior management positions at Cephalon Inc., a biopharmaceutical company (Cephalon) before retiring. Dr. Grebow joined Cephalon in January 1991, where he has served in several positions including Senior Vice President, Worldwide Business Development Senior Vice President, Drug Development, Executive Vice President of Technical Operations, and most recently Executive Vice President of Cephalon Ventures. Prior to joining Cephalon, Dr. Grebow served as the Vice President, Drug Development for Rorer Central Research, a division of Rhone-Poulenc Rorer Pharmaceuticals Inc., from 1988 to 1990. In addition, Dr. Grebow also serves as a director for Optimer Pharmaceuticals, Inc. since February 2009 and GenSpera, Inc. since May 2012.

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

Diane Jorkasky M.D., Director, joined our Board of Directors on March 8, 2013. Dr. Jorkasky is a 25 year veteran of the pharmaceutical industry with experience in Phase 1 through Phase 4 clinical trials including protocol development, conduct and reporting, site placement strategy, and regulatory interaction. Since 2012, Dr. Jorkasky has been a member of the Scientific Advisory Board, and Independent Advisor to projects for BioMotive, LLC; additionally, since 2011 she been a member of the Board of Directors and member of the Science and Technology Committee and Governance and Nomination Committee for Tengion, Inc. From 2011 to 2012, Dr. Jorkasky served as Enterprise-wide Chief Medical Officer and Senior Vice President, Clinical Development for Endo Pharmaceuticals. From 2009 to 2010 she was the Senior Vice President, Head of Development and Chief Medical Officer at Aileron Therapeutics. From 1988 to 2009 she held senior clinical development positions at Pfizer, Inc. and SmithKline Beecham Pharmaceuticals. Dr. Jorkasky is board certified in internal medicine, nephrology and clinical pharmacology. She is on the medical school faculties of Yale University, University of Pennsylvania, Uniformed Service of Health Sciences and is a Professor of Bioengineering and Therapeutic Sciences at the University of California, San Francisco.

Scientific Advisors and Consultants

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

Itzhak Fischer, Ph.D., is Professor and Chair, Neurobiology and Anatomy at Drexel University. Dr. Fischer is an expert in study of traumatic spinal cord injury and the role of transplanted progenitor cells of the central nervous system in providing therapeutic benefits in animal models. Dr. Fischer collaborates with the Company in evaluating activity of glial restricted progenitor cells in treatment of spinal cord injury in rodent models.

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

Nicholas J. Maragakis, M.D., is Associate Professor of Neurology at Johns Hopkins University. Dr. Maragakis treats patients with a variety of neuromuscular disorders, with an emphasis on patients with motor neuron diseases, such as Amyotrophic Lateral Sclerosis. This expertise is coordinated with the ALS clinic at Johns Hopkins, a multidisciplinary clinic. In addition to his clinical practice, Dr. Maragakis’ laboratory studies the role of astrocytes in neurological diseases, such as ALS. Q is conducting animal studies with Dr. Maragakis in models of ALS. Dr. Maragakis will be the PI for the Phase 1/2a clinical trial in ALS.

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

Regulatory Consultants

Q Therapeutics has engaged experienced FDA consultants to advise on preclinical studies and clinical protocol development, and to assist in preparation of an IND application. They include:

Joy A. Cavagnaro, Ph.D., of Access Bio was Senior Pharmacologist at the CBER division of the FDA and was responsible for preclinical development and safety assessment of biological projects.

Andra Miller, Ph.D., Senior Consultant with Biologics Consulting Group for advice on Chemistry, Manufacturing and Control (CMC) aspects of manufacturing Q-Cells®.

Involvement in Certain Legal Proceedings

None of our executive officers, directors or named consultants has, during the past five years:

a)	Had any bankruptcy petition filed by or against any business of which such person was a general partner or executive officer either at the time of the bankruptcy or within two years prior to that time;

b)	Been convicted in a proceeding or subject to a pending criminal proceeding;

c)	Been subject to any order, judgment, or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining, barring, suspending or otherwise limiting his involvement in any type of business, securities, futures, commodities or banking activities;

d)	Been found by a court of competent jurisdiction (in a civil action), the Securities and Exchange Commission or the Commodity Futures Trading Commission to have violated a federal or state securities or commodities law, and the judgment has not been reversed, suspended, or vacated.

Family Relationships

None.

Section 16(A) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires our executive officers and directors, and persons who beneficially own more than 10% of a registered class of our equity securities to file with the Securities and Exchange Commission initial statements of beneficial ownership, reports of changes in ownership and annual reports concerning their ownership of our common shares and other equity securities, on Forms 3, 4 and 5, respectively. Executive officers, directors and greater than 10% shareholders are required by the Securities and Exchange Commission regulations to furnish us with copies of all Section 16(a) reports they file. Based on our review of the copies of such forms received by us, and to the best of our knowledge, all executive officers, directors and greater than 10% shareholders filed the required reports in a timely manner, except for the following: Deborah A. Eppstein, Steven J. Borst, Peter Grebow, Peter Barton Hutt had not filed their respective Form 4-s for their stock options granted on March 28, 2012 timely.

CORPORATE GOVERNANCE

During the year ended December 31, 2012, our Board of Directors held eight meetings. During the year ended December 31, 2012, all but one director, Joydeep Goswami, attended at least 75% of the total meetings of our Board of Directors which were held during the period the director was a director. Effective March 8, 2013, Joydeep Goswami resigned from his position as a director of the Company. The independent directors met in executive sessions at the end of scheduled Board meetings.

Compensation, Audit, and Nominating Committees

The Board of Directors has established a Compensation Committee, but does not yet have a charter. The Compensation Committee’s primary objective is to review, approve and recommend to the Board annual goals, objectives and compensation of the Chief Executive Officer and Chief Financial Officer and to evaluate their performance against those goals, to oversee executive performance and to approve and recommend their compensation, to oversee the administration of equity-based compensation and to recommend to the Board granting of stock option grants and awards, and to manage the overall compensation policies relating to employees. In 2012, a peer review of compensation for executives in similar biotech companies in our industry was conducted and compared to the current compensation of executives. The Compensation Committee currently consists of director Peter Grebow.

The Board has not yet formally established separate audit, or nominating committees though the Board performs many of the functions that would otherwise be delegated to such committees. Currently, the Board of Directors believes that the cost of establishing such committees, including the costs necessary to recruit and retain qualified independent directors to serve on the Board of Directors and such committees and the legal costs to properly form and document the authority, policies and procedures of such committees are not justified under the Company’s current circumstances. However, it is anticipated that our Board of Directors will seek qualified independent directors to serve on the Board and ultimately form standing nominating and compensation committees and nominate other directors to serve on its audit committee.

Communications with the Board

Stockholders and other interested parties may communicate with one or more directors or the non-management directors as a group in writing by regular mail. The following address may be used by those who wish to send such communications by regular mail:

Board of Directors or Name of Individual Director(s)

c/o Corporate Secretary

Q Therapeutics, Inc.

615 Arapeen Drive, Suite 102

Salt Lake City, UT 84108

Code of Ethics and Conduct

In September 2012, the Board of Directors adopted a written Code of Ethics and Conduct for our directors, officers, employees and consultants. The Code of Ethics and Conduct is available on the Company’s website at www.qthera.com or upon written request to Q Therapeutics, Inc. 615 Arapeen Dr. Suite 102, Salt Lake City, Utah 84108, Attention: Investor Relations. All officers, directors and employees are subject to the Code of Ethics and Conduct. We have implemented a whistleblower policy which provides a means by which any conduct that is not compliant with the Code of Ethics and Conduct can be reported anonymously and confidentially.

Item 11. Executive Compensation

Executive Compensation.

Our Board of Directors has authorized the compensation of its officers with the following annual cash salaries for 2013:

Deborah A. Eppstein, President and Chief Executive Officer	$257,500
Steven J. Borst, Chief Financial Officer and Vice President of Corporate Development	$206,000

The following table shows all compensation awarded to, earned by, or paid to Deborah A. Eppstein, our President and Chief Executive Officer, and Steven J. Borst, our Chief Financial Officer and Vice President of Corporate Development for the years ended December 31, 2012 and 2011.

SUMMARY COMPENSATION TABLE

Name	Title	Fiscal Year	Salary ($)	Bonus ($)	Option Awards (1) ($)	Other Comp. (2) ($)	Total
Deborah A. Eppstein, Ph.D.	President and CEO	2012	250,000	50,000	153,850	225	$454,075
		2011	121,076	134,000	—	213	$255,289
Steven J. Borst	CFO and Vice President of Corporate	2012	200,000	50,000	153,850	215	$404,065
		2011	90,000	106,000	—	213	$196,213

(1)	Represents the grant date fair value of options computed in accordance with FASB ASC Topic 718. Options vest over a four-year period which includes cliff vesting for the first three months and monthly vesting thereafter. These amounts represent the fair value of the awards on the grant date and do not correspond to the actual income that will be recognized by the officers.

(2)	Represents Group Term Life insurance premiums paid.

NARRATIVE DISCLOSURES TO SUMMARY COMPENSATION TABLE

It is our policy to award stock options at the fair market value of our common stock on the business day prior to the date of the grant in conjunction with the terms of the 2011 Q Holdings Stock Incentive Plan. The grant date is deemed to be the date on which the Board of Directors approves of the stock option grant.

Q Therapeutics Products, Inc. entered into an Employment and Proprietary Rights Agreement (original agreement) with Deborah A. Eppstein on February 24, 2006. The terms of the original agreement specified salary, vacation, bonus, employee stock option grants, and change of control conditions. On October 13, 2011, in conjunction with the reverse merger, Q Therapeutics, Inc. entered into an Employment and Proprietary Rights Agreement, which defaulted to the original agreement should any inconsistencies or omissions arise. On March 28, 2012, Ms. Eppstein received an option to purchase 250,000 shares of common stock at $1.00 per share, with 15,625 shares immediately vested upon the initial grant and the remaining shares to be vested in an equal amount over the next 45 months.

Q Therapeutics Products, Inc. entered into an Employment and Proprietary Rights Agreement (original agreement) with Steven J. Borst. The terms of the original agreement specified salary, vacation, bonus, employee stock option grants, and change of control conditions. On October 13, 2011, in conjunction with the reverse merger, Q Therapeutics, Inc. entered into an Employment and Proprietary Rights Agreement, which defaulted to the original agreement should any inconsistencies or omissions arise. On March 28, 2012, Mr. Borst received an option to purchase 250,000 shares of common stock at $1.00 per share, with 15,625 shares immediately vested upon the initial grant and the remaining shares to be vested in an equal amount over the next 45 months.

On December 18, 2012, our Board of Directors approved and subsequently amended the terms of our employment agreements with our executives. The amendment provided clarity in regards to the definition of compensation as including salary, cash bonus, equity incentives and benefits as determined by the Company from time to time, at the Board of Director’s discretion, and the liability associated with the employee’s separation from the Company. Should the employee be terminated for cause or voluntarily terminate without good reason, he or she is entitled to receive accrued compensation through the date of termination. Termination for cause can result from the employee being convicted of a felony, performing an act of fraud, theft or embezzlement involving his or her employment with the Company, or refusing to carry out the duties and responsibilities of his or her employment in a manner reasonably satisfactory to a majority of the members of the Board, and such refusal is not cured within 30 days after receipt of written notification. Should the employee be terminated without cause or for good reason, he or she is entitled to receive 18 month’s salary for Ms. Eppstein or 12 month’s salary for Mr. Borst (plus benefits, accrued vacation earned and any bonus granted) to be paid within ten days of such termination.

Additionally, the Board of Directors approved the 2012 Compensation Plan (the 2012 Plan) for our executives and employees. The 2012 Plan provided for salary increases, cash bonus and stock/option awards. However, the achievement of the bonus portion is tied to successfully raising at least $2.5 million in financing. To date, no such financing has been completed.

OUTSTANDING EQUITY AWARDS AS OF DECEMBER 31, 2012

EQUITY INCENTIVE PLAN: STOCK OPTION AWARDS

EQUITY INCENTIVE PLAN: STOCK OPTION AWARDS

OUTSTANDING EQUITY AWARDS AS OF DECEMBER 31, 2012

Name (a)	Number of securities underlying unexercised options (#) exercisable (b)	Number of securities underlying unexercised options (#) unexerciseable (c)	Option Exercise Price ($) (e)		Option Expiration Date (f)
Deborah Eppstein	141,377	—	0.1525	(1)	2/24/2017
Deborah Eppstein	28,327	—	0.1525	(2)	2/9/2019
Deborah Eppstein	346,141	—	0.1525	(3)	3/19/2019
Deborah Eppstein	448,956	—	0.0786	(4)	10/13/2019
Deborah Eppstein	216,338	—	0.1941	(5)	12/22/2020
Deborah Eppstein	216,338	24,037	0.1941	(6)	12/22/2020
Deborah Eppstein	250,000	187,500	1.0000	(7)	3/28/2022
Steven Borst	18,930	—	0.1525	(2)	2/9/2019
Steven Borst	173,071	—	0.1525	(3)	3/19/2019
Steven Borst	209,995	—	0.0786	(4)	10/13/2019
Steven Borst	216,338	—	0.1941	(5)	12/22/2020
Steven Borst	216,338	24,037	0.1941	(6)	12/22/2020
Steven Borst	250,000	187,500	1.0000	(7)	3/28/2022

(1)	25% of the option shares vested immediately on February 24, 2007 with the remaining option shares vesting monthly over the following 36 months.
(2)	16.67% of the option shares vested monthly for six months.
(3)	25% of the option shares vested immediately on March 19, 2009 with the remaining option shares vesting monthly over the following 36 months.

(4)	58.34% of the option shares vested immediately on November 1, 2009, with the remaining option shares vesting monthly over the following five months.
(5)	50% of the option shares vested immediately on December 22, 2010 with the remaining option shares vesting monthly over the following 18 months.
(6)	50% of the option shares vested immediately upon a qualifying event dated October 13, 2011 with the remaining option shares vesting monthly over the following 18 months following the qualifying event.
(7)	6.25% of the option shares vested on March 28, 2012 with the remaining option shares vesting monthly over the following 45 months.

Option Plan:

2002 Stock Option Plan

In April 2002, the Q Therapeutics’ Board of Directors approved the Q Therapeutics 2002 Stock Incentive Plan (the 2002 Plan) and in February 2003, the holders of a majority of the outstanding voting capital stock of Q Therapeutics approved of the 2002 Plan. The 2002 Plan permits the grant of Incentive Stock Options, Non-Qualified Stock Options and Restricted Stock. Subject to the provisions of the Plan, a designated committee (Committee) of the Board of Directors (or if none, the Board) may from time to time, in its sole discretion select from among eligible employees, non-employee directors, consultants and advisors, those to whom awards shall be granted under the 2002 Plan, and shall determine in its discretion the nature, terms, conditions, and amount of each award, subject to the terms of the 2002 Plan. The term of the 2002 Plan commenced on April 10, 2002 (the Effective Date) and remained in effect, subject to the right of the Committee or the Board to amend or terminate the Plan at any time pursuant to the 2002 Plan, until the earlier of (i) the tenth anniversary date of the Effective Date, or (ii) all shares subject to the 2002 Plan have been purchased or acquired according to the 2002 Plan’s provisions.

The 2002 Plan initially provided for a reservation pool of up to 1,100,000 shares of common stock reserved for issuance pursuant to the 2002 Plan. The total number of shares reserved for issuance under the 2002 Plan has since been increased to a total of 2,120,000 shares. Upon the consummation of the Merger, each option to purchase shares of common stock of Q Therapeutics Products, Inc. was exchanged for 2.1633835 options to purchase shares of common stock of the Company resulting in a total of 4,586,373 shares of common stock reserved for issuance under the 2002 Plan. All shares available for award under the 2002 Plan have been granted except for potential awards to acquire 228,472 shares of common stock. By Board authorization on December 6, 2011, the Board added the remaining 228,472 shares available but unissued pursuant to the 2002 Option Plan to the authorized/reserved option pool for the 2011 Plan (discussed below), and thus effectively terminated the 2002 Plan.

2011 Equity Incentive Compensation Plan

In connection with the Merger, on October 13, 2011 the Board of Directors and stockholders approved the Q Holdings 2011 Equity Incentive Compensation Plan (the 2011 Plan). Subject to the provisions of the 2011 Plan, a designated committee (Committee) of the Board of Directors (or if none, the Board) may, from time to time, in its sole discretion select from among eligible employees, non-employee directors and consultants those to whom awards shall be granted under the 2011 Plan, and shall determine in its discretion the nature, terms, conditions and amount of each award, subject to the terms of the 2011 Plan. The term of the 2011 Plan commenced on October 13, 2011 (the “Effective Date”) and remains in effect, subject to the right of the Committee or the Board to amend or terminate the 2011 Plan at any time pursuant to the 2011 Plan, until the earlier of (i) the tenth anniversary of the Effective Date, or (ii) all shares subject to the 2011 Plan have been purchased or acquired according to the 2011 Plan’s provisions.

The 2011 Plan initially provided for a reservation pool of up to 1,500,000 shares of common stock reserved for issuance pursuant to the 2011 Plan. By Board authorization on December 6, 2011, the Board voted to add the remaining 228,472 shares available but unissued pursuant to the 2002 Plan to the authorized/reserved option pool for the 2011 Plan, bringing the 2011 Plan pool to 1,728,472 shares of common stock reserved for issuance pursuant to the 2011 Plan. In 2012, the Company issued options to acquire 890,000 shares of common stock pursuant to the 2011 Plan. Additionally, the Board also resolved to roll over all forfeited or expired awards made under the 2002 Plan into the 2011 Plan. As of December 31, 2012, there were 987,529 options available to be issued under the 2011 Plan.

On December 18, 2012, the Board of Directors approved, subject to stockholder approval, the addition of 3,000,000 shares to the 2011 Plan.

Director Compensation:

SUMMARY COMPENSATION TABLE

Name	Title	Fiscal Year		Option Awards (1)($)
Peter Grebow	Director	2012	(2)	13,948
Peter Barton Hutt	Director	2012	(3)	13,948

(1)	Represents the grant date fair value of options computed in accordance with FASB ASC Topic 718. Options vest over twelve months. These amounts represent the fair value of the awards on the grant date and do not correspond to the actual income that will be recognized by the officers.
(2)	Mr. Grebow had 25,000 options outstanding as of December 31, 2012.
(3)	Mr. Hutt had 122,352 options outstanding as of December 31, 2012.

For 2012, the Board of Directors approved compensation for Peter Grebow and Peter Barton Hutt, the two outside board members who are not also officers or investors of the Company with an annual stock option grant to purchase 25,000 shares of common stock for each year of service. In December 2012, the annual stock option grant to the directors increased to 50,000 shares of common stock for each year of service thereafter. Such options vest monthly over the course of a 12-month period and are considered fully vested at year end. As of December 31, 2012, the 25,000 options granted to each individual for 2012 were fully vested. No such grants were made to directors in 2011. Aside from these two outside director compensation arrangements, our Directors receive no compensation for their service. Directors may be reimbursed for expenses incurred in attending meetings of the Board of Directors.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Security Ownership of Certain Beneficial Owners and Management

The following table sets forth certain information concerning the beneficial ownership of the Company’s common stock as of March 28, 2013 by (i) each person known by the Company to be the owner of more than 5% of the outstanding common stock, (ii) each director, (iii) each named executive officer, and (iv) all directors and executive officers as a group. In general, “beneficial ownership” includes those shares that a stockholder has the power to vote or the power to transfer, and stock options and other rights to acquire common stock that are exercisable currently or become exercisable within 60 days. Unless otherwise indicated, the address for each person is Q Therapeutics, Inc., 615 Arapeen Drive, Suite 102, Salt Lake City, UT 84108.

	Number of Shares of Voting Stock	Percentage of Class
Name of Selling Stockholders	Beneficially Owned (1)	(1)
Deborah A. Eppstein, Ph.D., President, CEO and Director (2)	2,187,082	8.3%
Steven J. Borst, CFO and Vice President of Corporate Development (3)	1,419,085	5.5%
Dinesh C. Patel, Ph.D., Chairman (4)	7,243,123	28.4%
Linda F. Powers, Director (5)	1,497,496	6.0%
Peter Barton Hutt, Director (6)	154,803	0.6%
Peter Grebow Ph.D., Director (7)	25,000	0.1%
Cephalon, Inc., 41 Moores Road, Frazer, PA 19355 (8)	11,056,641	34.4%
UpStart Life Sciences Capital, L.P . 417 Wakara Way, Suite 3510, Salt Lake City, UT 84108 (9)	2,884,576	10.8%
Life Technologies Corporation, 5791 Van Allen Way, Carlsbad, CA 92008 (10)	2,445,564	9.9%
All Directors and Executive Officers as a Group (6 persons) (11)	12,526,589	49.3%

(1)	Percentage ownership is based on 24,786,833 shares of common stock outstanding as of March 28, 2013 and any shares of common stock that the beneficial owner has the right to acquire within 60 days. Any securities not outstanding which are subject to such options, warrants, rights or conversion privileges shall be deemed to be outstanding for the purpose of computing the percentage of outstanding securities of the class owned by such person but shall not be deemed to be outstanding for the purpose of computing the percentage of the class by any other person. Except as otherwise indicated, each of the persons and entities named in the table has sole voting and dispositive power with respect to all shares of common shares owned by them.
(2)	Includes 701,062 shares of common stock and 1,486,020 options exercisable for shares of common within 60 days of March 28, 2013.
(3)	Includes 495,871 shares of common stock and 923,214 options exercisable for shares of common stock within 60 days of March 28, 2013.
(4)	Shares are owned by vSpring, Mr. Patel’s employer and includes 5,246,849 shares of common stock and warrants to purchase 535,154 shares of common stock each held directly vSpring SBIC, L.P. Includes 1,099,410 shares of common stock and warrants to purchase 156,949 shares of common stock held directly by vSpring, L.P. Includes 141,319 shares of common stock and warrants to purchase 20,174 shares of common stock held directly by vSpring Partners, L.P. Includes 43,268 shares of Common Stock owned by Mr. Patel personally, for which he also has sole voting and dispositive power.
(5)	Includes 1,400,916 of common stock owned by Toucan Capital Fund III, L.P. and warrants to purchase 96,580 of common stock owned by Toucan Capital Corp.
(6)	Includes 32,451 shares of common stock and 122,352 options exercisable to purchase common stock within 60 days of March 28, 2013.
(7)	Includes 25,000 options exercisable to purchase common stock within 60 days of March 28, 2013.
(8)	Includes 3,685,547 shares of common stock and warrants to purchase 7,371,094 shares of common stock.
(9)	Includes 905,470 shares of common stock and warrants to purchase 1,922,192 shares of common stock. Upstart Ventures Management, L.L.C. as the general partner of UpStart Life Sciences Capital, LP has voting and dispositive control over the shares held by UpStart Life Sciences Capital, LP. UpStart Ventures Management, LLC is managed collectively by Dennis B. Farrar, Theodore H. Stanley, and Steven J. Borst.
(10)	Includes 2,445,564 shares of common stock.
(11)	Includes options for an aggregate of 2,556,586 shares of common stock held by executive officers and directors as a group that are exercisable within 60 days of March 28 ,2013.

Item 13. Certain Relationships and Related Transactions, and Director Independence

Related Party and Certain Transactions

None.

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

Item 14. Principal Accounting Fees and Services

The following sets forth the fees billed to us for audit work and other services performed by Tanner LLC, our independent registered public accounting firm, for the years ended December 31, 2012 and 2011.

	Years Ended December 31,
	2012	2011
Audit services	$77,500	$68,800
Audit related services	18,075	43,956
Tax services	12,225	5,500

Total	$107,800	$118,256

Audit Fees

Audit fees consist of the aggregate fees billed for professional services rendered by Tanner LLC for audit of the Company’s annual financial statements and review of financial statements included in our quarterly reports.

Audit-Related Fees

Audit related fees consist of the aggregate fees billed for professional services rendered by Tanner LLC in the review of our 1933 Act registration statements and responses to SEC comment letters.

Tax Fees

Tax fees consist of the aggregate fees billed for professional services rendered by Tanner LLC on tax compliance matters, including tax return preparation and tax research.

All Other Fees

None.

PART IV.

Item 15. Exhibits

Index to Exhibits

Exhibit	Description

2.1	Agreement and Plan of Merger by and between Grace 2, Inc., Q Merger Sub., and Q Therapeutics, Inc., dated October 13, 2011 (incorporated by reference from the Company’s Current Report on Form 8-K filed on October 18, 2011).

3.1	Certificate of Incorporation of Grace 2, Inc. (incorporated by reference from the Company’s Registration Statement on Form 10SB filed on June 19, 2006).

3.2	Certificate of Amendment to Certificate of Incorporation of Grace 2, Inc. dated October 18, 2011 (incorporated by reference from the Company’s Registration Statement on Form S-1 filed on June 29, 2012).

3.3	By Laws of the Company (incorporated by reference from the Company’s Registration Statement on Form 10SB filed on June 19, 2006).

3.4	Certificate of Amendment to the Certificate of Incorporation of Q Therapeutics, Inc. dated October 9, 2012 (incorporated by reference from the Company’s Form 10-Q filed November 13, 2012).

3.5	Certificate of Amendment to the Certificate of Incorporation of Q Holdings, Inc. dated October 30, 2012 (incorporated by reference from the Company’s Form 10-Q filed November 13, 2012).

4.1	Form of Series A Warrant (incorporated by reference from the Company’s Form 10-Q filed on August 10, 2012.)

4.2	Form of Series B Warrant (incorporated by reference from the Company’s Registration Statement on Form S-1 filed on June 29, 2012).

4.3	Form of Bridge Warrant (incorporated by reference from the Company’s Registration Statement on Form S-1/A filed on August 16, 2012).

4.4	Form of Amendment to Bridge Warrant (incorporated by reference from the Company’s Registration Statement on Form S-1/A filed on August 16, 2012).

4.5	Q Holdings Stock Purchase Agreement (incorporated by reference from the Company’s Current Report on Form 8-K/A filed on December 9, 2011.)

4.6	Q Holdings Security Rights Agreement (incorporated by reference from the Company’s Current Report on Form 8-K/A filed on December 9, 2011.)

4.7	Amended and Restated Q Therapeutics 2002 Stock Incentive Plan (incorporated by reference from the Company’s Registration Statement on Form S-1 filed on June 29, 2012).

4.8	Q Holdings 2011 Equity Incentive Compensation Plan (incorporated by reference from the Company’s Registration Statement on Form S-1 filed on June 29, 2012.)

10.1	Exclusive License Agreement between Q Therapeutics, Inc. and the University of Utah Research Foundation dated October 5,2005, as amended, re-filed pursuant to SEC recommendations (incorporated by reference from the Company’s Current Report on From 8-K filed on March 13, 2012. Certain provisions have been omitted pursuant to Confidential Treatment Requests and have been filed separately with the SEC.)

10.2	Employment Agreement between Q Holdings, Inc. and Deborah A. Eppstein Ph.D. dated October 13, 2011 (incorporated by reference from the Company’s Current Report on Form 8-K filed on October 18, 2011).

10.2.1(1)	Amendment to Employment & Proprietary Rights Agreement between Q Therapeutics, Inc. and Deborah A. Eppstein Ph.D. dated December 18, 2012.

10.3	Employment Agreement between Q Holdings, Inc. and Steven J. Borst, dated October 13, 2011 (incorporated by reference from the Company’s Current Report on From 8-K filed on October 18, 2011).

10.3.1(1)	Amendment to Employment & Proprietary Rights Agreement between Q Therapeutics, Inc. and Steven J. Borst, dated December 18, 2012.

10.4	Lease Agreement dated January 30, 2004 between Q Therapeutics, Inc. and Paradigm Resources, LLC (incorporated by reference from the Company’s Current Report on From 8-K/A filed on December 9, 2011).

10.5	Form of Bridge Note for $450,000 Bridge Financing on August 30, 2011 (incorporated by reference from the Company’s Registration Statement on Form S-1 filed on June 29, 2012).

10.6(1)	Compensation Plan for Employees of Q Therapeutics, Inc. as approved by the Board of Directors on December 18, 2012.

14.1	Code of Ethics and Conduct (incorporated by reference from the Company’s Form 10-Q filed November 13, 2012).

17.1	Resignation of Director Joydeep Goswami dated March 8, 2013 (incorporated by reference from the Company’s Current Report on Form 8-K filed on March 14, 2013).

21.1(1)	List of Subsidiaries.

23.1(1)	Consent of Independent Registered Public Accounting Firm.

31.1(1)	Certification of the Company’s Principal Executive Officer pursuant to 15d-15(e), under the Securities and Exchange Act of 1934, as amended, with respect to the registrant’s Annual Report on Form 10-K for the year ended December 31, 2012.

31.2(1)	Certification of the Company’s Principal Financial Officer and Principal Accounting Officer pursuant to 15d-15(e), under the Securities and Exchange Act of 1934, as amended, with respect to the registrant’s Annual Report on Form 10-K for the year ended December 31, 2012.

32.1*	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Principal Executive Officer).

32.2*	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Principal Financial Officer and Principal Accounting Officer).

101.INS(2)	XBRL Instance Document

101.SCH(2)	XBRL Taxonomy Extension Schema Document

101.CAL(2)	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF(2)	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB(2)	XBRL Taxonomy Extension Label Linkbase Document

101.PRE(2)	XBRL Taxonomy Extension Presentation Linkbase Document

(1)	Filed herewith.

(2)	Pursuant to Rule 406T of Regulation S-T, these interactive data files are deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934 and otherwise are not subject to liability under those sections.

*	Furnished herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Q THERAPEUTICS, INC.

March 28, 2013	By:	/s/ DEBORAH A. EPPSTEIN, PH.D.
Deborah A. Eppstein, Ph.D. President and Chief Executive Officer, Director (Principal Executive Officer)

March 28, 2013	By:	/s/ STEVEN J. BORST, M.B.A.
Steven J. Borst, M.B.A. Chief Financial Officer and Vice President of Corporate Development
(Principal Financial Officer, Principal Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ DEBORAH A. EPPSTEIN, PH.D.	President and Chief Executive Officer, Director	March 28, 2013
Deborah A. Eppstein, Ph.D.	(Principal Executive Officer)

/s/ STEVEN J. BORST	Chief Financial Officer and Vice President of	March 28, 2013
Steven J. Borst	Corporate Development (Principal Financial Officer, Principal Accounting Officer)

/s/ DINESH C. PATEL, PH.D.	Chairman of the Board of Directors	March 28, 2013
Dinesh C. Patel, Ph.D.

/s/ PETER BARTON HUTT	Director	March 28, 2013
Peter Barton Hutt

Director
Linda F. Powers

/s/ PETER GREBOW, PH.D.	Director	March 28, 2013
Peter Grebow, Ph.D.

/s/ DIANE JORKASKY, M.D.	Director	March 28, 2013
Diane Jorkasky, M.D.

Q THERAPEUTICS, INC.

(A Development Stage Company)

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Q Therapeutics, Inc.

We have audited the accompanying consolidated balance sheets of Q Therapeutics, Inc. and subsidiaries (collectively, the Company) as of December 31, 2012 and 2011, and the related consolidated statements of operations, stockholders’ equity, and cash flows for the years then ended and for the period from inception of the development stage (March 28, 2002) through December 31, 2012. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Q Therapeutics, Inc. and subsidiaries as of December 31, 2012 and 2011, and the results of their operations and their cash flows for the years then ended and for the period from inception of the development stage (March 28, 2002) through December 31, 2012 in conformity with U.S. generally accepted accounting principles.

/s/ Tanner LLC

Salt Lake City, Utah

March 28, 2013

Q THERAPEUTICS, INC. AND SUBSIDIARIES

(A Development Stage Company)

Consolidated Balance Sheets

As of December 31, 2012 and 2011

	December 31, 2012	December 31, 2011
Assets
Current assets:
Cash	$794,207	$2,741,519
Receivables, net of allowance of $28,800 and $2,282 as of December 31, 2012 and 2011, respectively	477,802	53,796
Prepaid expenses and other	10,366	—

Total current assets	1,282,375	2,795,315

Property and equipment, net	16,044	31,923
Other assets	7,513	7,513

Total assets	$1,305,932	$2,834,751

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$1,203,365	$77,181
Accrued liabilities	9,685	24,212
Accrued compensation	87,892	177,401
Note payable	—	15,000

Total current liabilities	1,300,942	293,794

Commitments and contingencies
Stockholders’ equity:
Common stock, $0.0001 par value: 100,000,000 shares authorized; 24,761,832 and 24,582,632 shares outstanding as of December 31, 2012 and 2011, respectively	2,476	2,458
Additional paid-in capital	20,494,792	19,972,937
Accumulated deficit	(20,492,278)	(17,434,438)

Total stockholders’ equity	4,990	2,540,957

Total liabilities and stockholders’ equity	$1,305,932	$2,834,751

See accompanying notes to consolidated financial statements.

Q THERAPEUTICS, INC. AND SUBSIDIARIES

(A Development Stage Company)

Consolidated Statements of Operations

For the Years Ended December 31, 2012 and 2011 and

for the Period from March 28, 2002 (Date of Inception) to December 31, 2012

			Cumulative
			From
	2012	2011	Inception
Revenues:
Grant revenues	$485,031	$10,173	$1,090,259
License fees and other revenues	—	164,400	282,900

Total revenues	485,031	174,573	1,373,159

Operating expenses:
Research and development	2,089,321	444,834	10,972,892
General and administrative	1,458,088	1,567,012	9,119,235

Total operating expenses	3,547,409	2,011,846	20,092,127

Operating loss	(3,062,378)	(1,837,273)	(18,718,968)

Other income (expense):
Interest income	4,274	547	187,616
Interest expense	(2,237)	(763,088)	(2,111,414)
Other income, net	2,501	476	150,488

Total other income (expense), net	4,538	(762,065)	(1,773,310)

Loss before provision (benefit) for income taxes	(3,057,840)	(2,599,338)	(20,492,278)
Provision (benefit) for income taxes	—	—	—

Net loss	$(3,057,840)	$(2,599,338)	$(20,492,278)

Weighted average number of common shares outstanding—basic and diluted	24,683,787	8,656,708

Net loss per common share—basic and diluted	$(0.12)	$(0.30)

See accompanying notes to consolidated financial statements.

Q THERAPEUTICS, INC. AND SUBSIDIARIES

(A Development Stage Company)

Consolidated Statements of Stockholders’ Equity

For the Years Ended December 31, 2012 and 2011 and for

the Period from March 28, 2002 (Date of Inception) to December 31, 2012

	Series A1		Series A2		Series B				Additional			Total
	Preferred Stock		Preferred Stock		Preferred Stock		Common Stock		Paid-in	Accumulated	Notes	Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Receivable	Equity (Deficit)
Balance March 28, 2002	—	$—	—	$—	—	$—	—	$—	$—	$—	$—	$—
Recapitalization due to reverse merger	—	—	—	—	—	—	2,600,000	260	(260)	—	—	—
Common stock issued at inception, $0.001 per share	—	—	—	—	—	—	818,500	82	737	—	—	819
Common stock issued for technology	—	—	—	—	—	—	219,658	22	198	—	—	220
Series A1 preferred stock issued for cash, $1.20 per share	250,000	25	—	—	—	—	—	—	299,975	—	—	300,000
Series A2 preferred stock issued for:
Cash, $2.24 per share (net of issuance cost of $178,827)	—	—	1,517,859	152	—	—	—	—	3,221,026	—	—	3,221,178
Conversion of notes payable, including accrued interest of $29,692; $2.24 per share	—	—	482,008	48	—	—	—	—	1,079,643	—	—	1,079,691
Series B preferred stock issued for:
Cash, $2.30 per share (net of issuance cost of $130,441)	—	—	—	—	1,750,002	175	—	—	3,894,386	—	—	3,894,561
Conversion of notes payable, including accrued interest of $369,427; $2.30 per share	—	—	—	—	1,780,183	178	—	—	4,094,250	—	—	4,094,428
Exercise of Series A2 preferred stock warrants for cash	—	—	13,952	1	—	—	—	—	1,395	—	—	1,396
Exercise of options for cash	—	—	—	—	—	—	63,901	6	9,794	—	—	9,800
Proceeds from debt allocated to preferred stock warrants and beneficial conversion feature	—	—	—	—	—	—	—	—	940,819	—	—	940,819
Stock-based compensation expense	—	—	—	—	—	—	—	—	103,112	—	—	103,112
Exercise of options for notes receivable							491,144	49	135,253	—	(135,302)	—
Net loss (cumulative from March 28, 2002 through December 31, 2008)	—	—	—	—	—	—	—	—	—	(13,214,519)	—	(13,214,519)

Balance December 31, 2008	250,000	25	2,013,819	201	3,530,185	353	4,193,203	419	13,780,328	(13,214,519)	(135,302)	431,505
Stock-based compensation expense	—	—	—	—	—	—	—	—	42,776	—	—	42,776
Net loss	—	—	—	—	—	—	—	—	—	(755,731)	—	(755,731)

Balance December 31, 2009	250,000	25	2,013,819	201	3,530,185	353	4,193,203	419	13,823,104	(13,970,250)	(135,302)	(281,450)

Q THERAPEUTICS, INC. AND SUBSIDIARIES

(A Development Stage Company)

Consolidated Statements of Stockholders’ Equity (continued)

For the Years Ended December 31, 2012 and 2011 and for

the Period from March 28, 2002 (Date of Inception) to December 31, 2012

Series B preferred stock issued for:
Cash, $2.30 per share	—	—	—	—	541,743	54	—	—	1,245,954	—	—	1,246,008
Conversion of notes payable, including accrued interest of $918; $2.30 per share	—	—	—	—	6,921	1	—	—	15,917	—	—	15,918
Subscription receivable $2.30 per share	—	—	—	—	4,348	—	—	—	10,000	—	—	10,000
Exercise of Series A2 preferred stock warrants for cash	—	—	8,371	1	—	—	—	—	836	—	—	837
Stock-based compensation expense	—	—	—	—	—	—	—	—	83,298	—	—	83,298
Net loss	—	—	—	—	—	—	—	—	—	(864,850)	—	(864,850)

Balance December 31, 2010	250,000	25	2,022,190	202	4,083,197	408	4,193,203	419	15,179,109	(14,835,100)	(135,302)	209,761
Series B preferred stock issued for services	—	—	—	—	19,457	2	—	—	44,748	—	—	44,750
Stock-based compensation expense	—	—	—	—	—	—	—	—	42,378	—	—	42,378
Value of warrants issued with bridge financing	—	—	—	—	—	—	—	—	296,444	—	—	296,444
Conversion of preferred stock to common in conjunction with reverse merger	(250,000)	(25)	(2,022,190)	-202	(4,102,654)	-410	13,791,231	1,379	(742)	—	—	—
Conversion of bridge notes to common stock in conjunction with reverse merger	—	—	—	—	—	—	916,644	92	916,552	—	—	916,644
Exchange of Q Therapeutics common stock for Q Holdings in conjunction with reverse merger	—	—	—	—	—	—	1,853,507	185	(135,487)	—	135,302	—
Common stock issued for cash, $1.00 per share (net of issuance costs of $197,729)	—	—	—	—	—	—	3,828,047	383	3,629,935	—	—	3,630,318
Net loss	—	—	—	—	—	—				(2,599,338)	—	(2,599,338)

Balance December 31, 2011	—	—	—	—	—	—	24,582,632	2,458	19,972,937	(17,434,438)	—	$2,540,957
Common stock forfieted for loan default	—	—	—	—	—	—	(200,000)	(19)	19	—	—	—
Common stock issued for:
Cash, $1.00 per share	—	—	—	—	—	—	190,000	19	189,981	—	—	190,000
Exercise of stock options	—	—	—	—	—	—	32,451	3	1,797	—	—	1,800
Services	—	—	—	—	—	—	156,749	15	156,735	—	—	156,750
Warrants issued for services	—	—	—	—	—	—	—	—	13,086	—	—	13,086
Stock-based compensation expense	—	—	—	—	—	—	—	—	160,237	—	—	160,237
Net loss	—	—	—	—	—	—	—	—	—	(3,057,840)	—	(3,057,840)

Balance December 31, 2012	—	$—	—	$—	—	$—	24,761,832	$2,476	$20,494,792	$(20,492,278)	$—	$4,990

See accompanying notes to consolidated financial statements.

Q THERAPEUTICS, INC. AND SUBSIDIARIES

(A Development Stage Company)

Consolidated Statements of Cash Flows

For the Years Ended December 31, 2012 and 2011 and

for the Period from March 28, 2002 (Date of Inception) to December 31, 2012

	2012	2011	Cumulative From Inception
Cash flows from operating activities:
Net loss	$(3,057,840)	$(2,599,338)	$(20,492,278)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	18,242	27,729	391,647
Original debt discount	—	450,000	450,000
Accretion of debt costs and beneficial conversion feature	—	296,444	1,237,263
Stock-based compensation	160,237	42,378	431,801
Debt issued for services	—	90,000	90,000
Common stock issued for services	156,750	—	156,750
Preferred stock issued for services	—	44,750	44,750
Warrants issued for services	13,086	—	13,086
Provision for losses on accounts receivable	(26,518)	2,282	(43,677)
Decrease (increase) in:
Accounts receivable	(397,488)	26,872	(434,125)
Prepaid expenses and other assets	(10,366)	—	(17,879)
Increase (decrease) in:
Accounts payable and other liabilities	1,111,657	(183,009)	1,612,169
Accrued compensation	(89,509)	136,522	87,892

Net cash used in operating activities	(2,121,749)	(1,665,370)	(16,472,601)

Cash flows from investing activities:
Purchase of property and equipment	(2,363)	(5,627)	(407,471)

Cash flows from financing activities:
Proceeds from issuance of notes payable	—	360,000	5,257,562
Payments on short-term note payable	(15,000)	—	(90,000)
Issuance of preferred stock for cash	—	—	8,671,747
Issuance of common stock for cash	190,000	3,630,318	3,821,137
Proceeds from exercise of common stock options	1,800	—	11,600
Proceeds from exercise of preferred stock warrants	—	—	2,233

Net cash provided by financing activities	176,800	3,990,318	17,674,279

Net (decrease) increase in cash	(1,947,312)	2,319,321	794,207
Cash as of beginning of the year	2,741,519	422,198	—

Cash as of end of the year	$794,207	$2,741,519	$794,207

Supplemental disclosure of cash flow information:
Cash paid for interest	$2,237	$201	$7,671

See accompanying notes to consolidated financial statements.

Q THERAPEUTICS, INC. AND SUBSIDIARIES

(A Development Stage Company)

Consolidated Statements of Cash Flows (continued)

For the Period from March 28, 2002 (Date of Inception) to December 31, 2012

Supplemental Disclosure of noncash investing and financing activities:

•	The Company issued 219,658 shares of common stock in exchange for technology valued at $220.

•	The Company converted $1,050,000 of notes payable and $29,691 of accrued interest to 482,008 shares of Series A2 preferred stock.

•	The Company converted $3,740,000 of notes payable and $370,346 of accrued interest to 1,787,104 shares of Series B preferred stock.

•	The Company received proceeds of $1,237,263 from debt related to preferred stock warrants and their beneficial conversion feature.

•	The Company converted $900,000 of bridge notes payable and $16,644 of accrued interest to 916,644 shares of common stock.

•	The Company converted 250,000 shares of Series A1 preferred stock, 2,022,190 shares of Series A2 preferred stock, and 4,102,654 shares of Series B preferred stock to 13,791,231 shares of common stock.

•	Two stockholders forfeited and the Company retired 200,000 shares of common stock with a net impact on equity of $19 as a result of untimely payments on their notes.

See accompanying notes to consolidated financial statements.

Q THERAPEUTICS, INC. AND SUBSIDIARIES

(A Development Stage Company)

Notes to Consolidated Financial Statements

1. Organization

Q Therapeutics, Inc. (formerly Q Holdings, Inc.) is a development stage biopharmaceutical company headquartered in Salt Lake City, Utah. The Company is engaged in developing adult stem cell therapies to treat debilitating diseases of the central nervous system. Q Therapeutics, Inc. was formed October 27, 2005 as a Delaware corporation. The Company’s operating subsidiary, Q Therapeutic Products, Inc. was formed on March 29, 2002 as a Delaware corporation. The Company’s first product candidate, Q-Cells®, is a cell-based therapeutic intended to restore or preserve normal activity of neurons by providing essential support functions that occur in healthy central nervous system tissues. The Company believes that Q-Cells may be applicable to a wide range of central nervous system diseases, including demyelinating conditions such as multiple sclerosis, transverse myelitis, cerebral palsy and stroke; as well as other neurodegenerative diseases and injuries, such as ALS (Lou Gehrig’s disease), spinal cord injury, Parkinson’s disease and Alzheimer’s disease.

2. Significant Accounting Policies

The following significant accounting policies are followed by the Company in preparing its consolidated financial statements:

Basis of Consolidation

The accompanying consolidated financial statements include the accounts of Q Therapeutics, Inc. and its wholly owned subsidiary, Q Therapeutic Products, Inc., and Q Therapeutic Products, Inc.’s wholly owned subsidiary, NeuroQ Research Inc. (collectively, the Company). The Company is a development stage company engaged in the discovery, research, development and eventual commercialization of products as potential treatments for debilitating and fatal diseases of the central nervous system. All significant intercompany amounts have been eliminated.

Merger with Public Company

On October 13, 2011, Q Therapeutics, Inc. entered into an agreement and plan of merger (the Merger Agreement) with Grace 2, Inc., a public shell corporation, and its wholly owned subsidiary, Q Acquisition, Inc. (Merger Sub). On October 18, 2011, Q Therapeutics, Inc. completed a reverse merger transaction in which Merger Sub merged with and into Q Therapeutics, Inc. and Q Therapeutics, Inc. became a wholly owned subsidiary of Grace 2 (the Reverse Merger). Upon the consummation of the Reverse Merger, Grace 2 acquired 100% of Q Therapeutics, Inc. by issuing 2.1633835 shares of common stock for each outstanding equity instrument of Q Therapeutics, Inc. After the effective date of the Reverse Merger, the former Q Therapeutics, Inc. stockholders owned 89.7% of the issued and outstanding common shares of Grace 2, Inc. Also, at the time of the Reverse Merger, Grace 2, Inc. was renamed Q Holdings, Inc. The transaction has been accounted for as a reverse acquisition with Q Therapeutics, Inc. as the accounting acquirer.

Since completing the Reverse Merger, Q Therapeutics, Inc., the wholly owned subsidiary of Q Holdings, Inc. has changed its name to Q Therapeutic Products, Inc. and the parent company, Q Holdings, Inc. has changed its name to Q Therapeutics, Inc.

The consolidated financial statements include the activity of Q Therapeutic Products, Inc. from inception (March 28, 2002) through December 31, 2012), and the activity of Q Therapeutic Products, Inc. and Q Therapeutics, Inc. from the date of acquisition (October 13, 2011) forward.

Development Stage and Liquidity

For the period from March 28, 2002 (date of inception) through December 31, 2012, the Company has not generated significant revenues and has been developing its products. Therefore, the Company is considered to be in the development stage in accordance with the provisions of Accounting Standards Codification (ASC) Topic 915, Development Stage

Q THERAPEUTICS, INC. AND SUBSIDIARIES

(A Development Stage Company)

Notes to Consolidated Financial Statements (Continued)

Entities. Cumulative amounts have been presented for the period from March 28, 2002 (date of inception) through December 31, 2012. Historically, the Company has been dependent on government grants and debt and equity raised from individual investors to sustain its operations. The Company’s continued operations will depend on its ability to raise funds through various sources such as government grants and equity and debt financing. The Company expects to continue to fund operations through similar sources of capital previously described. There can be no assurance that such capital will be available on favorable terms or at all. If it is unable to raise additional capital, the Company will likely be forced to curtail desired development activities, which will delay the development of its product candidates. The Company’s products have not been approved by the U.S. Food and Drug Administration (FDA) for commercial sale; therefore, the Company has not generated revenues from commercial product sales. The Company has incurred losses and used cash for operating activities since inception. As of December 31, 2012, the Company had an accumulated deficit of $20,492,278.

From October 13, 2011 through the date the financing closed (May 31, 2012), the Company raised $4,018,047 through a private placement of its common stock. Although there can be no assurance, given the current pace of pre-clinical and clinical development of its product candidates, management believes that the Company has sufficient resources to fund the Company’s operations through at least December 31, 2013.

Use of Estimates

The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the dates of the financial statements and the reported amounts of the revenues and expenses during the reporting periods. Accordingly, actual results could differ from those estimates. Key estimates include allowances for doubtful accounts, useful lives for property and equipment, valuation allowances for net deferred income tax assets, and valuations for stock-based compensation awards. The Company bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances.

Concentrations of Credit Risk

The Company maintains its cash in bank deposit accounts which, at times, exceeds federally insured limits. To date, the Company has not experienced a loss or lack of access to its invested cash; however, there can be no assurance that access to the Company’s invested cash will not be impacted by adverse conditions in the financial markets.

Cash Equivalents

The Company considers all highly liquid investments with original maturities to the Company of three months or less to be cash equivalents. As of December 31, 2012 and 2011, the Company did not have any cash equivalents.

Revenue Recognition and Grants Receivable

The Company periodically applies for research grants, generally as a sub-recipient to grants funded by government agencies through research universities. Grant revenues are recognized as corresponding expenses are incurred and are billed in conjunction with the terms of the grants. The Company records its grants receivable in accordance with the provisions of the grant agreements. The Company’s grants receivable are considered past due when payment has not been received within 30 days of the invoice date, although certain institutions customarily pay within 60 days of the invoice date. The amounts of the specific reserves are estimated by management based on various assumptions including the age of the individual grants receivable, as well as changes in payment schedules and histories. Grants receivable balances are charged off against the allowance for doubtful accounts when management determines the potential for recovery is remote. Recoveries of receivables previously charged off are recorded when payment is received. A majority of, if not all revenue, is derived from a single customer. The Company did not incur any losses relating to bad debts associated with grant revenue during the last two years.

Q THERAPEUTICS, INC. AND SUBSIDIARIES

(A Development Stage Company)

Notes to Consolidated Financial Statements (Continued)

In December 2012, the Company was awarded a sub-award as part of grant funding awarded to The Johns Hopkins University from the National Institute of Neurological Disorders and Stroke (NINDS) of the National Institutes of Health (NIH) to help fund the manufacturing and pre-clinical safety studies for Q-Cells®, the Company’s product. The sub-award for the 2012-2013 grant plan year is $631,383. As of December 31, 2012, $477,802 has been invoiced and is included in the grants receivable balance. As of December 31, 2011, grants receivable were $0 as revenue relating to the sub-award for the 2011-2012 grant plan year had been invoiced and paid in the first half of 2011.

Concentration of Suppliers

The Company has entered into agreements with outside research facilities to assist in the clinical research, monitoring, and reporting of its pilot and clinical studies. In some instances, the Company is dependent upon a single supplier. The loss of key suppliers could have a material adverse effect upon the Company’s operations by interrupting or delaying the progress or completion of the Company’s clinical trials.

For the year ended December 31, 2012, one supplier accounted for 68% of the Company’s research and development purchases.

Property and Equipment

Property and equipment are stated at cost less accumulated depreciation and amortization. Depreciation and amortization are calculated using the straight-line method over the estimated economic useful lives of the assets as follows:

Lab equipment	5 years
Computers and software	3 years
Leasehold improvements	7 years
Office equipment and furniture	3 years

Expenditures that materially increase values or capacities or extend useful lives of property and equipment are capitalized. Routine maintenance and repairs are expensed as incurred. Upon sale or other retirement of depreciable property, the cost and accumulated depreciation are removed from the related accounts and any gain or loss is reflected in the statements of operations.

Impairment of Long-Lived Assets

The Company reviews its property and equipment, and other long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amounts of the assets may be impaired. Management does not consider any of the Company’s assets to be impaired as of December 31, 2012 and 2011.

Leases

The Company leases its office and research facility under a cancelable operating lease. If rent escalations are material, the Company records the total rent payable during the lease term on a straight-line basis over the term of the lease. The Company records any difference between the rent paid and the straight-line rent as a deferred rent liability in the accompanying consolidated balance sheets.

Stock-Based Compensation

The Company calculates the estimated fair value of its stock options and warrants on the grant date using the Black-Scholes option-pricing model. The Company recognizes stock-based compensation expense as services are provided, which is generally over the vesting period of the individual equity instruments. Stock options issued in lieu of cash to non-employees for services performed are measured at the fair value of the options on the date they are earned and the related expense is recognized as services are provided.

Q THERAPEUTICS, INC. AND SUBSIDIARIES

(A Development Stage Company)

Notes to Consolidated Financial Statements (Continued)

The volatility assumption used in the Black-Scholes option-pricing model is based on the volatility of publicly traded companies in the same industry segment as the Company. The expected lives of the options and warrants granted represent the periods of time that the options granted are expected to be outstanding. The risk free rates for periods within the contractual lives of the options and warrants are based on the U.S. treasury securities constant maturity rate that corresponds to the expected terms in effect at the time of grant. Stock compensation expense recorded by the Company was $160,237 and $42,378 for the years ended December 31, 2012 and 2011, respectively, and is included in general and administrative expense in the statements of operations.

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

Uncertain Tax Positions

The Company recognizes the financial statement amount of an uncertain tax position only after considering the probability that a tax authority would sustain the position in an examination. For tax positions meeting a “more likely-than-not” threshold, the amount recognized in the financial statements is the amount expected to be realized upon settlement with the tax authority. For tax positions not meeting the threshold, no financial statement benefit is recognized. The Company recognizes interest and penalties, if any, related to uncertain tax positions as general and administrative expenses. The Company currently has no federal or state examinations in progress. The Company’s tax years subject to federal and state tax examination are 2009, 2010, 2011 and 2012.

Research and Development Costs

Research and development (R&D) costs, including research performed under contract by third parties, are expensed as incurred. Major components of R&D expenses consist of personnel costs including salaries and benefits, outside research services, consulting fees, lab supplies and materials, license fees, and facility-related expenses. R&D expenses recorded by the Company were $2,089,321 and $444,834 for the years ended December 31, 2012 and 2011, respectively. Since its inception, the Company has incurred total R&D expenses of $10,972,892.

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

Due to the fact that for all periods presented, the Company has incurred net losses, potential dilutive common share equivalents as of December 31, 2012 and 2011, totaling 15,844,958 and 14,717,466, respectively, are not included in the calculation of Diluted EPS because they are anti-dilutive. Therefore, basic loss per common share is the same as diluted loss per common share for the years ended December 31, 2012 and 2011.

Q THERAPEUTICS, INC. AND SUBSIDIARIES

(A Development Stage Company)

Notes to Consolidated Financial Statements (Continued)

Recent Accounting Pronouncements

The Company has reviewed all accounting pronouncements that were effective during 2012 and does not believe any of those pronouncements modified its financial reporting. Additionally, the Company has reviewed all recently issued, but not yet effective, accounting pronouncements and does not believe the future adoption of those pronouncements will have a material impact on the Company’s financial position, results of operations or liquidity.

Subsequent Events

The Company has evaluated all subsequent events through the issuance date of the financial statements.

3. Property and Equipment

Property and equipment consists of the following as of December 31:

	As of December 31,
	2012	2011
Lab equipment	$299,876	$298,836
Computers and software	65,234	63,911
Leasehold improvements	38,934	38,934
Office equipment and furniture	3,647	3,647

	407,691	405,328
Less accumulated depreciation and amortization	(391,647)	(373,405)

Property and equipment, net	$16,044	$31,923

Depreciation and amortization expense for the years ended December 31, 2012 and 2011 was $18,242 and $27,729, respectively.

4. Accrued Compensation

Accrued compensation consists of the following as of December 31:

	As of December 31,
	2012	2011
Accrued wages	$17,046	$126,050
Accrued vacation	70,846	51,351

Total accrued compensation	$87,892	$177,401

As of December 31, 2011, $108,650 of the total accrued wages was for compensation due to executives upon the one-year anniversary of the reverse merger. The bonuses and respective taxes were paid in full in October 2012. No such liability existed for the year ended December 31, 2012.

Q THERAPEUTICS, INC. AND SUBSIDIARIES

(A Development Stage Company)

Notes to Consolidated Financial Statements (Continued)

5. Note Payable

As of December 31, 2011, the Company had an unsecured note payable to a stockholder totaling $15,000 with an annual interest rate of 6%. The note and related interest of $2,020 were repaid in March 2012.

6. Income Taxes

The benefit for income taxes differs from the amount computed at federal statutory rates as follows for the years ended December 31:

	2012	2011
Federal income tax at statutory rates	$(1,039,665)	$(883,776)
State income tax at statutory rates	(97,234)	(85,273)
Research and development credits	(67,011)	(278,818)
Change in valuation allowance	1,165,081	1,242,665
Other	38,829	5,202

	$—	$—

Significant components of the Company’s deferred income tax assets (liabilities) are as follows as of December 31:

	2012	2011
Current:
Accruals and reserves	$37,168	$62,366
Non-qualified stock options and other	—	56,015
Valuation allowance	(37,168)	(118,381)

	$—	$—

Long-term:
Net operating loss carryforwards	$6,952,741	$5,794,922
Depreciation and amortization	271	(1,438)
Non-qualified stock options and other	69,072	—
Research and development credits	621,497	603,803
Valuation allowance	(7,643,581)	(6,397,287)

	$—	$—

As of December 31, 2012, the Company had net operating loss (NOL) carryforwards available to offset future taxable income, if any, of approximately $18,826,000 , which will begin to expire in 2022.

The Company has research and development credits totaling approximately $621,000 available for offset against future federal income tax, if any. The credits begin to expire in 2022.

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

Q THERAPEUTICS, INC. AND SUBSIDIARIES

(A Development Stage Company)

Notes to Consolidated Financial Statements (Continued)

The Company has concluded that there are no significant uncertain tax positions requiring disclosure.

7. Stockholders’ Equity

Common Stock

As of December 31, 2012, the Company is authorized to issue 100,000,000 shares of common stock, of which 24,761,832 shares were outstanding. In addition, a sufficient number of shares of common stock have been reserved for issuance pursuant to the Company’s 2011 Stock Incentive Plan, as amended, as well as to permit the exercise in full of all outstanding warrants.

Holders of shares of common stock are entitled to cast one vote for each share held at all stockholders’ meetings for all purposes, including the election of directors. The common stock does not have cumulative voting rights.

Between October 13, 2011 and May 31, 2012, the Company conducted the 2011 Private Placement (the Offering) of its securities solely to accredited investors. The Offering was conducted on a best efforts basis, whereby the Company offered for sale a minimum of 3,000,000 and a maximum of 6,000,000 Units, each Unit consisting of one share of common stock, one 7-year common stock purchase warrant exercisable at $1.00 per share, and one 7-year common stock purchase warrant exercisable at $2.00 per share. Units sold totaled 4,018,047 through May 31, 2012, when the Offering closed. The Company raised an aggregate of $3,820,318 after paying issuance costs of $197,729.

Preferred Stock

As of December 31, 2012, the Company was authorized to issue 10,000,000 shares of preferred stock; however, no shares of preferred stock were outstanding.

Conversion of Preferred Stock to Common

On October 13, 2011, the Company completed a reverse merger transaction with a public shell company at which time all Series A-1, A-2, and B preferred shares of the Company were converted into common stock of Q Therapeutics, Inc. Each share of preferred stock converted into 2.1633835 common shares of Q Therapeutics, Inc. Along with this conversion to common stock of Q Therapeutics, Inc., the holders of Q Therapeutic Products, Inc. preferred stock forfeited all rights and preferences.

Stock Options

2002 Stock Option Plan

In April 2002, the Q Therapeutics’ Board of Directors approved the Q Therapeutics 2002 Stock Incentive Plan (the 2002 Plan) and in February 2003, the holders of a majority of the outstanding voting capital stock of Q Therapeutics approved of the 2002 Plan. The 2002 Plan permits the grant of Incentive Stock Options, Non-Qualified Stock Options and Restricted Stock. Subject to the provisions of the Plan, a designated committee (Committee) of the Board of Directors (or if none, the Board) may from time to time, in its sole discretion select from among eligible employees, non-employee directors, consultants and advisors, those to whom awards shall be granted under the 2002 Plan, and shall determine in its discretion the nature, terms, conditions, and amount of each award, subject to the terms of the 2002 Plan. The term of the 2002 Plan commenced on April 10, 2002 (the Effective Date) and remained in effect, subject to the right of the Committee or the Board to amend or terminate the Plan at any time pursuant to the 2002 Plan, until the earlier of (i) the tenth anniversary date of the Effective Date, or (ii) all shares subject to the 2002 Plan have been purchased or acquired according to the 2002 Plan’s provisions.

Q THERAPEUTICS, INC. AND SUBSIDIARIES

(A Development Stage Company)

Notes to Consolidated Financial Statements (Continued)

The 2002 Plan initially provided for a reservation pool of up to 1,100,000 shares of common stock reserved for issuance pursuant to the 2002 Plan. The total number of shares reserved for issuance under the 2002 Plan has since been increased to a total of 2,120,000 shares. Upon the consummation of the Merger, each option to purchase shares of common stock of Q Therapeutics Products, Inc. was exchanged for 2.1633835 options to purchase shares of common stock of the Company resulting in a total of 4,586,373 shares of common stock reserved for issuance under the 2002 Plan. All shares available for award under the 2002 Plan have been granted except for potential awards to acquire 228,472 shares of common stock. By Board authorization on December 6, 2011, the Board added the remaining 228,472 shares available but unissued pursuant to the 2002 Option Plan to the authorized/reserved option pool for the 2011 Plan (discussed below), and thus effectively terminated the 2002 Plan.

2011 Equity Incentive Compensation Plan

In connection with the Merger, on October 13, 2011 the Board of Directors and stockholders approved the Q Holdings 2011 Equity Incentive Compensation Plan (the 2011 Plan). Subject to the provisions of the 2011 Plan, a designated committee (Committee) of the Board of Directors (or if none, the Board) may, from time to time, in its sole discretion select from among eligible employees, non-employee directors and consultants those to whom awards shall be granted under the 2011 Plan, and shall determine in its discretion the nature, terms, conditions and amount of each award, subject to the terms of the 2011 Plan. The term of the 2011 Plan commenced on October 13, 2011 (the Effective Date) and remains in effect, subject to the right of the Committee or the Board to amend or terminate the 2011 Plan at any time pursuant to the 2011 Plan, until the earlier of (i) the tenth anniversary of the Effective Date, or (ii) all shares subject to the 2011 Plan have been purchased or acquired according to the 2011 Plan’s provisions.

The 2011 Plan initially provided for a reservation pool of up to 1,500,000 shares of common stock reserved for issuance pursuant to the 2011 Plan. By Board authorization on December 6, 2011, the Board voted to add the remaining 228,472 shares available but unissued pursuant to the 2002 Plan to the authorized/reserved option pool for the 2011 Plan, bringing the 2011 Plan pool to 1,728,472 shares of common stock reserved for issuance pursuant to the 2011 Plan. In 2012, the Company issued options to acquire 890,000 shares of common stock pursuant to the 2011 Plan. Additionally, the Board also resolved to roll over all forfeited or expired awards made under the 2002 Plan into the 2011 Plan. As of December 31, 2012, there were 987,529 options available to be issued under the 2011 Plan.

Stock-based compensation for the years ended December 31, 2012 and 2011 was $160,237 and $42,378, respectively. As of December 31, 2012, the Company had $299,263 of unrecognized stock-based compensation expense related to non-vested awards that will be recognized over a weighted average period of 2.96 years. On December 18, 2012, the Board of Directors approved, subject to stockholder approval, the addition of 3,000,000 shares to the 2011 Plan.

Q THERAPEUTICS, INC. AND SUBSIDIARIES

(A Development Stage Company)

Notes to Consolidated Financial Statements (Continued)

The following sets forth the outstanding common stock options and related activity for the years ended December 31, 2012 and 2011:

	Number of Options	Weighted Average Exercise Price Per Share
Outstanding as of January 1, 2011	3,065,005	$0.14
Granted	135,211	0.15
Exercised	—	—
Forfeited	(43,268)	0.11

Outstanding as of December 31, 2011	3,156,948	0.14
Granted	890,000	1.00
Exercised	(32,451)	0.06
Forfeited	(149,057)	0.08

Outstanding as of December 31, 2012	3,865,440	0.34

Exercisable as of December 31, 2012	3,175,803	0.21

The Company determines the expected term of its stock option awards by using the simplified method, which assumes each vesting tranche of the award has a term equal to the midpoint between when the award vests and when the award expires. Expected volatility is calculated by weighting the stock price of similar industry public companies equivalent to the expected term of each grant. The risk-free interest rate for the expected term of each option granted is based on the U.S. Treasury securities rate in effect at the time of the grant with the period that approximates the expected term of the option.

For the year ended December 31, 2012, the Company calculated the fair value of each stock-based compensation award on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions:

Risk-free interest rate	1.39%
Expected stock price volatility	63.73%
Expected dividend yield	0%
Expected life of options	6.92 years

The weighted average grant date fair value per share of options granted during the year ended December 31, 2012 was $.62. The aggregate intrinsic value of outstanding stock options and the aggregate intrinsic value of outstanding exercisable stock options as of December 31, 2012 was $2,549,625 and $2,510,883, respectively. The aggregate intrinsic value of stock options exercised as of December 31, 2012 was $30,651.

Q THERAPEUTICS, INC. AND SUBSIDIARIES

(A Development Stage Company)

Notes to Consolidated Financial Statements (Continued)

The following summarizes information about stock options outstanding as of December 31, 2012:

Exercise Price	Numbers of Options Outstanding	Weighted Average Remaining Contractual Life (Years)	Weighted Average Price Exercise	Number of Options Exercisable	Weighted Average Price Exercise
$0.06 - $ 0.08	902,600	6.26	$0.08	902,600	$0.08
$0.15 - $ 0.19	2,072,840	6.31	0.17	2,024,765	0.17
$1.00	890,000	9.08	1.00	248,438	1.00

	3,865,440	6.94	0.34	3,175,803	0.21

Warrants

In conjunction with the reverse merger, the warrants to purchase preferred stock in Q Therapeutic Products, Inc. were exchanged for warrants to purchase common stock in Q Therapeutics, Inc. Each warrant in Q Therapeutic Products, Inc. was exchanged for 2.1633835 warrants in Q Therapeutics, Inc., the exercise price was adjusted down by the same factor, and all other terms remained unchanged. Additional warrants were issued in 2012 as a result of the completion of the 2011 Offering and in lieu of cash for the transfer of technology and services.

In connection with certain stock offerings and debt issuances, the Company has issued warrants to purchase stock. The following summarizes information about stock warrants as of December 31, 2012, all of which are exercisable:

Warrants to Purchase	Year of Expiration	Number of Shares	Exercise Price
Common stock warrants issued for previously issued Series A2 warrants	2015	132,797	$0.046
Common stock warrants issued for previously issued Series B warrants	2015	823,347	1.035
Common stock warrants issued for previously issued Series B warrants	2017	192,242	0.532
Warrants issued in conjunction with bridge notes (August 31, 2011)	2018	1,816,644	1.00
Warrants issued in conjunction with bridge notes (August 31, 2011)	2018	916,644	2.00

Q THERAPEUTICS, INC. AND SUBSIDIARIES

(A Development Stage Company)

Notes to Consolidated Financial Statements (Continued)

	Year of	Number of	Exercise
Warrants to Purchase	Expiration	Shares	Price
		Continued
Warrants issued in conjunction with private placement (October 13 and December 30, 2011)	2018	3,828,047	1.00
Warrants issued in conjunction with private placement (October 13 and December 30, 2011)	2018	3,828,047	2.00
Warrants issued for fees in conjunction with private placement (October 13 and December 30, 2011)	2016	22,750	1.20
Warrants issued in conjunction with private placement (February 2 and March 30, 2012)	2019	190,000	1.00
Warrants issued in conjunction with private placement (February 2 and March 30, 2012)	2019	190,000	2.00
Warrants issued for fees in conjunction with private placement (February 2 and March 30, 2012)	2017	19,000	1.20
Warrants issued in conjunction with asset purchase agreement (April 9, 2012)	2019	10,000	1.00
Warrants issued in conjunction with asset purchase agreement (April 9, 2012)	2019	10,000	2.00

		11,979,518

Each warrant with an exercise price of $1.00 or $2.00 per share may be redeemed by the Company at a price of $0.001 per share in the event (i) the closing sales price of the Company’s common stock is at least $1.50 for the $1.00 warrants or $3.00 for the $2.00 warrants for ten consecutive trading days and (ii) there is an effective public registration statement covering the resale of the common stock issuable upon the exercise of the warrants. The average warrant exercise strike price is $1.40 with an average remaining life of 5.5 years.

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

Q THERAPEUTICS, INC. AND SUBSIDIARIES

(A Development Stage Company)

Notes to Consolidated Financial Statements (Continued)

Employee Agreements and the 2012 Incentive Plan

The Company has entered into employment and proprietary rights agreements with all of its employees. These agreements stipulate that employment is on an at-will basis and outline salary, benefits, non-disclosure of confidential information, and assignment of intellectual property to the Company.

The Company has employment agreements with its CEO and CFO that specify compensation as salary, benefits and vacation, as well as addresses severance for termination of employment or the provisions should a change of control occur. In December 2012, the Board of Directors approved the 2012 Incentive Plan (2012 Plan) which provides bonus compensation of up to approximately $173,000 for all eligible employees upon the achievement of certain performance goals during 2013.

License and Royalty Agreements

The Company has entered into an exclusive license agreement with a university, where the Company has obtained certain intellectual property from the university to commercialize, produce, manufacture, use and sell the patent rights. The Company is required to pay the university a contractual dollar amount for each new investigational drug application filed with the Food and Drug Administration (FDA) using the licensed intellectual property. Should the Company receive cash payments from licensing revenue during human trial research, the Company is required to pay 10% of all net licensing revenue (but not including payments for product development activities or equity purchases) to the university up to a certain maximum amount. The Company is also required to pay an amount upon New Drug Application (NDA) approval. The NDA approval occurs when the FDA has approved all prior drug testing and allows a new drug to go to market. Once the Company has an NDA, the Company must pay the university a royalty of 2% of net sales up to a certain dollar amount and 2.5% of net sales in excess of that amount of human therapeutics and must pay the university a royalty of 5% of net sales on any services. If the Company sublicenses the intellectual property, then the Company must pay the university in accordance with the provisions of the agreement.

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

In September 2012, the Company entered into two separate license agreements with one company (the licensor) whereby the Company has been granted two non-exclusive sub-licenses to make, have made and use the licensor’s intellectual technology. Each license agreement required an initial payment of $85,000, as well as an annual license fee of $5,000 per year. Additionally, the agreement allows the Company to purchase product on a per unit basis. No purchase commitments have been entered into at this time. The term of the license agreements is consistent with the term of the life of the patents.

Collaborative Arrangements

From time to time, the Company enters into collaborative arrangements for research and development, manufacture and/or commercialization of product and product candidates. These collaborations can provide for non-refundable, upfront license fees, R&D and commercial performance milestones, cost sharing, and royalty payments. The Company’s collaboration agreements with outside parties are performed on a “best efforts” basis with no guarantees of success.

Q THERAPEUTICS, INC. AND SUBSIDIARIES

(A Development Stage Company)

Notes to Consolidated Financial Statements (Continued)

On March 26, 2012, the Company executed an agreement to acquire certain intellectual property and technology based on the achievement of pre-determined milestones. Upon the achievement of certain milestones, the Company was to issue up to 400,000 shares of common stock, 400,000 common stock warrants with an exercise prices of $1.00 per share, and 400,000 common stock warrants with an exercise price of $2.00 per share to be issued as intellectual technology and property were delivered. In April 2012, the Company incurred $10,000 of licensing expense relating to the initial transfer of intellectual property and issued 10,000 shares of common stock, 10,000 common stock warrants with an exercise price of $1.00 per share, and 10,000 common stock warrants with an exercise price of $2.00 per share as initial payment. As of December 31, 2012, no subsequent issuances occurred as the predefined milestones were not met.

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

Supplier Agreements

In March 2010, the Company entered into a service agreement with an outside research firm to support the Company’s submission of an investigational new drug application (IND) to the FDA. As part of this purchase commitment, the Company was provided financing terms by the supplier which included partial payments of invoices, with remaining balances rolled into a convertible note payable accruing interest at 8% for the first 36 months and increasing to 10% for the 24 months thereafter. A provision in the note provided the supplier the right and option at any time prior to payment of the note to convert all or any portion of the outstanding balance into shares of the Company’s Series B preferred stock. As a result of the merger in October 2011, the Company eliminated its Series B preferred instruments and converted all outstanding shares to the Company’s common stock.

In November 2012, the Company and the supplier amended the terms of their original agreement via a Letter of Understanding (LOU) and increased the total purchase commitment with the supplier to approximately $2,600,000 with an expected completion by year end 2013. As the Company no longer has Series B preferred stock, the amendment provided the Company with the option of paying part of its commitment with cash or with shares of common stock. Upon conclusion of the supplier’s final project report, any outstanding balance will be converted into a note payable accruing interest at 8% until July 31, 2015. Any outstanding amounts thereafter shall accumulate interest at 10% through March 31, 2016. Should the Company be successful in obtaining additional financing, the amendment calls for a percentage of the funds raised to immediately pay down the outstanding balance. As of December 31, 2012, the amount owed under this agreement totaled $1,177,840 and is included in accounts payable in the accompanying balance sheet.

Additionally, the supplier was granted, upon successful completion of the clinical study, a right of first negotiation on any future preclinical GLP safety to toxicology studies.

Advisory Agreements

On October 1, 2012, the Company entered into an agreement with an investor relations firm for a minimum term of six months. In lieu of cash, the firm will receive 50,000 shares of restricted stock for services rendered through March 2013. Upon expiration of the initial term, a monthly cash retainer of up to $10,000 will be paid. Additionally, 250,000 warrants will be granted between January 1, 2013 through October 1, 2013 based on achievement of time-based objectives, with exercise prices varying between $1.25 and $2.75. During 2011, 24,999 shares of common stock were issued under the terms of the agreement.

On October 16, 2012, the Company entered into a services agreement with a public relations and investor relations firm.

Q THERAPEUTICS, INC. AND SUBSIDIARIES

(A Development Stage Company)

Notes to Consolidated Financial Statements (Continued)

Under the agreement, the financial advisor will receive a commission of 7% on offering proceeds and warrants to purchase shares of common stock equal to 10% of the number of common shares sold. The warrants shall have a life of five years with a strike price equal to 120% of the price of the common stock sold in the offering. Additionally, the Company agreed to reimburse reasonable expenses up to a maximum of $15,000. The agreement is valid for six months, but can be terminated by either party with at least 10 days written notice.

Operating Leases

The Company leases its research and office facility under an operating lease. The current lease was renewed effective April 1, 2011 and expires in March 2013. The Company expects the lease will be renewed. The minimum future lease payments under this operating lease as of December 31, 2012 total $27,721.

Lease expense under operating leases was $150,528 and $149,770 for the years ended December 31, 2012 and 2011, respectively.

9. Benefit Plans

The Company sponsors a defined contribution 401(k) retirement plan (the Plan). Employees who are 18 years of age or older are eligible to participate in the Plan. Employees may elect to contribute to the Plan up to 100% of their annual compensation, up to the maximum amount allowed by the Internal Revenue Service.

The Company may elect to match part of the employee’s contribution, make a profit sharing contribution, or a non-qualified contribution at its discretion. The Company elected to make a contribution of $9,482 to the Plan during the year ended December 31, 2012. No contribution was made to the Plan during the year ended December 31, 2011.

10. Related-Party Transactions

On August 30, 2011, the Company entered into notes payable totaling $610,000 with an officer and a company in which the officer is a general partner. The notes bore interest at 15% and were converted into common stock on October 13, 2011.

On October 13, 2011, the Company entered into promissory notes receivable from two minority stockholders that totaled $31,968. The terms of the agreements allowed for the assessment of interest at 8% per year, with the notes maturing and payable on December 31, 2011. In the event that the notes were not paid upon maturity, the interest rate was to immediately increase to 15% per year and the stockholders would forfeit 16,667 shares of their common stock per month, up to 200,000 shares, until the notes were paid in full. During the year, the Company received total payments of $7,988 of which $5,941 was applied towards principal and $2,047 to interest. As of December 31, 2012, the amount owed was $28,800 of which $2,215 related to interest and all 200,000 shares of common stock had been forfeited by the owners and returned to the Company. As no resolution of this debt has been identified, an allowance has been provided against the full amount of the notes receivable.