Form 10-Q
period 2013-03-31
Q Therapeutics, Inc.
filed 2013-05-03
CIK 1366541

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2013

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to

Commission file number: 000-52062

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

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of May 3, 2013, there were 24,786,833 shares of Common Stock, $0.0001 par value per share, issued and outstanding.

Q Therapeutics, Inc.

(A Development Stage Company)

Q Therapeutics, Inc.

(A Development Stage Company)

PART I

Item 1. Financial Statements

Condensed Consolidated Balance Sheets (Unaudited)

	March 31, 2013	December 31, 2012

Assets

Current assets:
Cash	$654,052	$794,207
Receivables, net of allowance of $28,800 as of March 31, 2013 and December 31, 2012, respectively	1,834	477,802
Prepaid expenses and other	9,657	10,366

Total current assets	665,543	1,282,375

Property and equipment, net	31,558	16,044
Other assets	7,513	7,513

Total assets	$704,614	$1,305,932

Liabilities and Stockholders’ Equity (Deficit)

Current liabilities:
Accounts payable	$997,363	$1,203,365
Accrued liabilities	28,124	9,685
Accrued compensation	114,815	87,892

Total current liabilities	1,140,302	1,300,942

Stockholders’ equity (deficit):
Common stock, $0.0001 par value: 100,000,000 shares authorized; 24,786,833 and 24,761,832 shares outstanding as of March 31, 2013 and December 31, 2012, respectively	2,479	2,476
Additional paid-in capital	20,553,390	20,494,792
Accumulated deficit	(20,991,557)	(20,492,278)

Total stockholders’ equity (deficit)	(435,688)	4,990

Total liabilities and stockholders’ equity (deficit)	$704,614	$1,305,932

See accompanying notes to condensed consolidated financial statements.

Q Therapeutics, Inc.

(A Development Stage Company)

Condensed Consolidated Statements of Operations (Unaudited)

	For the Three Months Ended March 31,		Cumulative From
	2013	2012	Inception

Grant revenue	$5,501	$—	$1,095,760
License fees and other revenues	—	—	282,900

Total operating revenues	5,501	—	1,378,660

Operating expenses:
Research and development	131,109	224,207	11,104,001
General and administrative	374,719	385,734	9,493,954

Total operating expenses	505,828	609,941	20,597,955

Operating loss	(500,327)	(609,941)	(19,219,295)

Other income (expense):
Interest income	—	441	187,616
Interest expense	(325)	(2,020)	(2,111,739)
Other income, net	1,373	606	151,861

Total other income (expense), net	1,048	(973)	(1,772,262)

Loss before provision for income taxes	(499,279)	(610,914)	(20,991,557)

Provision for income taxes	—	—	—

Net loss	$(499,279)	$(610,914)	$(20,991,557)

Weighted average number of common shares outstanding - basic and diluted	24,778,221	24,636,955

Net loss per common share - basic and diluted	$(0.02)	$(0.02)

See accompanying notes to condensed consolidated financial statements.

Q Therapeutics, Inc.

(A Development Stage Company)

Condensed Consolidated Statements of Cash Flows (Unaudited)

	For the Three Months Ended March 31,		Cumulative From
	2013	2012	Inception

Cash flows from operating activities:
Net loss	$(499,279)	$(610,914)	$(20,991,557)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	4,337	4,968	395,984
Original debt discount	—	—	450,000
Accretion of debt costs and beneficial conversion feature	—	—	1,237,263
Stock-based compensation	25,438	29,308	457,239
Debt issued for services	—	—	90,000
Common stock issued for services	25,001	—	181,751
Preferred stock issued for services	—	—	44,750
Warrants issued for services	8,162	—	21,248
Provision for losses on receivables	—	—	(43,677)
Decrease (increase) in:			—
Other receivables	475,968	22,328	41,843
Prepaid expenses and other assets	709	—	(17,170)
Increase (decrease) in:			—
Accounts payable and other liabilities	(187,563)	(24,739)	1,424,606
Accrued compensation	26,923	29,941	114,815

Net cash used in operating activities	(120,304)	(549,108)	(16,592,905)

Cash flows from investing activities:
Purchase of property and equipment	(19,851)	(1,323)	(427,322)

Cash flows from financing activities:
Proceeds from issuance of notes payable	—	—	5,257,562
Payments on short-term note payable	—	(15,000)	(90,000)
Issuance of preferred stock for cash	—	—	8,671,747
Issuance of common stock for cash	—	190,000	3,821,137
Proceeds from exercise of common stock options	—	—	11,600
Proceeds from exercise of preferred stock warrants	—	—	2,233

Net cash provided by financing activities	—	175,000	17,674,279

Net change in cash	(140,155)	(375,431)	654,052

Cash as of beginning of the period	794,207	2,741,519	—

Cash as of end of the period	$654,052	$2,366,088	$654,052

Supplemental disclosure of cash flow information:

Cash paid for interest	$325	$2,020	$7,996

See accompanying notes to condensed consolidated financial statements.

Q Therapeutics, Inc.

(A Development Stage Company)

Condensed Consolidated Statements of Cash Flows (Unaudited) Continued

Supplemental disclosure of noncash investing and financing activities for the period from March 28, 2002 (date of inception) to March 31, 2013:

•	The Company issued 219,658 shares of common stock in exchange for technology valued at $220.

•	The Company converted $1,050,000 of notes payable and $29,691 of accrued interest to 482,008 shares of Series A2 preferred stock.

•	The Company converted $3,740,000 of notes payable and $370,346 of accrued interest to 1,787,104 shares of Series B preferred stock.

•	The Company recorded a debt discount of $1,237,263 related to preferred stock warrants issued with debt and the beneficial conversion feature.

•	The Company converted $900,000 of bridge notes payable and $16,644 of accrued interest to 916,644 shares of common stock.

•	The Company converted 250,000 shares of Series A1 preferred stock, 2,022,190 shares of Series A2 preferred stock, and 4,102,654 shares of Series B preferred stock to 13,791,231 shares of common stock.

•	Two stockholders forfeited, and the Company retired, 200,000 shares of common stock with a net impact on equity of $19 as a result of untimely payments on their notes.

See accompanying notes to condensed consolidated financial statements.

Q Therapeutics, Inc.

(A Development Stage Company)

Notes to Financial Statements

1. Organization

Q Therapeutics, Inc. (formerly Q Holdings, Inc.) is a development stage biopharmaceutical company headquartered in Salt Lake City, Utah. The Company is engaged in developing adult progenitor cell therapies to treat debilitating diseases of the central nervous system. Q Therapeutics, Inc. was formed October 27, 2005 as a Delaware corporation. The Company’s operating subsidiary, Q Therapeutic Products, Inc., was formed on March 28, 2002 as a Delaware corporation. The Company’s first product candidate, Q-Cells®, is a cell-based therapeutic intended to restore or preserve normal activity of neurons by providing essential support functions that occur in healthy central nervous system tissues. The Company believes that Q-Cells may be applicable to a wide range of central nervous system diseases, including demyelinating conditions such as multiple sclerosis, transverse myelitis, cerebral palsy and stroke, as well as other neurodegenerative diseases and injuries, such as ALS (Lou Gehrig’s disease), spinal cord injury, Parkinson’s disease and Alzheimer’s disease.

2. Significant Accounting Policies

The following significant accounting policies are followed by the Company in preparing its consolidated financial statements:

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of Q Therapeutics, Inc. and subsidiaries have been prepared in accordance with the instructions to Form 10-Q and, therefore, do not include all information and notes necessary for a complete presentation of financial position, results of operations, and cash flows in conformity with U.S. generally accepted accounting principles (US GAAP). This report on Form 10-Q should be read in conjunction with the Company’s annual report on Form 10-K for the year ended December 31, 2012.

The accompanying unaudited condensed consolidated balance sheets, statements of operations, and statements of cash flows reflect all normal recurring adjustments that are, in the opinion of management, necessary for a fair presentation of the Company’s financial position, results of operations and cash flows. The results of operations for the three-month period ended March 31, 2013 are not necessarily indicative of the results to be expected for the full year ending December 31, 2013.

Basis of Consolidation

The accompanying unaudited condensed consolidated financial statements include the accounts of Q Therapeutics, Inc. and its wholly owned subsidiary, Q Therapeutic Products, Inc., and Q Therapeutic Products, Inc.’s wholly owned subsidiary, NeuroQ Research Inc. (collectively, the Company). The Company is a development stage company engaged in the discovery, research, development and eventual commercialization of products as potential treatments for debilitating and fatal diseases of the central nervous system. All significant intercompany amounts have been eliminated.

Development Stage and Liquidity

For the period from March 28, 2002 (date of inception) through March 31, 2013, the Company has not generated significant revenues and has been developing its products. Therefore, the Company is considered to be in the development stage in accordance with the provisions of Accounting Standards Codification (ASC) Topic 915, Development Stage Entities. Cumulative amounts have been presented for the period from March 28, 2002 (date of inception) through March 31, 2013. Historically, the Company has been dependent on government grants and debt and equity raised from individual investors to sustain its operations. The Company’s continued operations will depend on its ability to raise funds through various sources such as government grants and equity and debt financing. The Company expects to continue to fund operations through similar sources of capital previously described. There can be no assurance that such capital will be available on favorable terms or at all. If it is unable to raise additional capital, the Company will likely be forced to curtail desired development activities, which will delay the development of its product candidates. The Company’s

Q Therapeutics, Inc.

(A Development Stage Company)

Notes to Financial Statements Continued

products have not been approved by the U.S. Food and Drug Administration (FDA) for commercial sale; therefore, the Company has not generated revenues from commercial therapeutic product sales. The Company has incurred losses and used cash for operating activities since inception. As of March 31, 2013, the Company had an accumulated deficit of $20,991,557.

Given the current pace of pre-clinical and clinical development of its product candidates, management believes that the Company has sufficient resources to fund the Company’s operations through at least December 31, 2013. However, the Company will require additional cash resources beyond 2013 and will need to identify sources for capital infusion. The Company is working to raise capital through the sale of common stock. The Company has not raised any capital through the sale of common stock during 2013.

Use of Estimates

The preparation of financial statements in conformity with US GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosures of contingent assets and liabilities as of the dates of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Accordingly, actual results could differ from those estimates. Key estimates include allowances for doubtful accounts receivable, useful lives for property and equipment, valuation allowances for net deferred income tax assets, and valuations for stock-based compensation awards. The Company bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances.

Revenue Recognition and Grants Receivable

The Company periodically applies for research grants, generally as a sub-recipient to grants funded by government agencies through research universities. Grant revenues are recognized as corresponding expenses are incurred and are billed in conjunction with the terms of the grants. The Company records its grants receivable in accordance with the provisions of the grant agreements. The Company’s grants receivable are considered past due when payment has not been received within 30 days of the invoice date, although certain institutions customarily do not pay within 30 days of the invoice date. The amounts of the specific reserves are estimated by management based on various assumptions including the age of the individual receivable, as well as changes in payment schedules and histories. Grants receivable balances are charged off against the allowance for doubtful accounts when management determines the potential for recovery is remote. Recoveries of receivables previously charged off are recorded when payment is received. For the three months ended March 31, 2013, all revenue was derived from a single customer.

In December 2012, the Company was notified of a sub-award as part of grant funding awarded to The Johns Hopkins University from the National Institute of Neurological Disorders and Stroke (NINDS) of the National Institutes of Health. The sub-award for the 2012-2013 grant plan year is $631,383. As of March 31, 2013, $483,303 has been invoiced under the sub-award and $1,834 is included in the grants receivable balance.

Stock-Based Compensation

The Company calculates the estimated fair value of its stock options and warrants on the grant date using the Black-Scholes option-pricing model. The Company recognizes stock-based compensation expense as services are provided, which is generally over the vesting period of the individual equity instruments. Expense related to stock options issued in lieu of cash to non-employees for services performed are measured at the fair value of the options on the date they are earned.

The volatility assumption used in the Black-Scholes option-pricing model is based on the volatility of publicly traded companies in the same industry segment as the Company. The expected lives of the options and warrants granted represent the periods of time that the options granted are expected to be outstanding. The risk free rates for periods within the contractual lives of the options and warrants are based on the U.S. treasury securities constant maturity rate that corresponds to the expected terms in effect at the time of grant. Stock compensation expense recorded by the Company was $25,438 and $29,308 for the three months ended March 31, 2013 and 2012, respectively, and is included in general and administrative expense in the statements of operations.

Q Therapeutics, Inc.

(A Development Stage Company)

Notes to Financial Statements Continued

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

Due to the fact that for all periods presented the Company has incurred net losses, potential dilutive common share equivalents as of March 31, 2013 and 2012, totaling 15,907,458 and 15,707,202, respectively, are not included in the calculation of Diluted EPS because they are anti-dilutive. Therefore, basic loss per common share is the same as diluted loss per common share for the three months ended March 31, 2013 and 2012.

Recent Accounting Pronouncements

The Company has reviewed accounting pronouncements that are effective during 2013 and does not believe any of those pronouncements will modify its financial reporting. Additionally, the Company has reviewed all recently issued, but not yet effective, accounting pronouncements and does not believe the future adoption of those pronouncements will have a material impact on the Company’s financial position, results of operations or liquidity.

3. Accrued Compensation

Accrued compensation consists of the following:

	March 31, 2013	December 31, 2012

Accrued wages	$36,053	$17,046
Accrued vacation	78,762	70,846

Total accrued compensation	$114,815	$87,892

In March 2013, certain of the Company’s executives made the decision to defer cash payment of 60% of their salaries until additional funding has been obtained.

4. Stockholders’ Equity

Common Stock

During the quarter ended March 31, 2013, the Company issued 25,001 shares of its Common Stock to an investor and public relations firm in lieu of cash for services rendered during that period.

Q Therapeutics, Inc.

(A Development Stage Company)

Notes to Financial Statements Continued

Stock Options

The following summarizes the outstanding common stock options and related activity for the three months ended March 31, 2013:

	Number of Options	Weighted Average Exercise Price Per Share

Outstanding as of January 1, 2013	3,865,440	$0.34
Granted	—	—
Exercised	—	—
Forfeited	—	—

Outstanding as of March 31, 2013	3,865,440	0.34

Exercisable as of March 31, 2013	3,263,420	0.22

As of March 31, 2013, options to purchase 987,529 shares of common stock under the Company’s stock option plan were authorized and reserved for future grant. On December 18, 2012, the Board of Directors approved, subject to stockholder approval, the addition of 3,000,000 shares to the 2011 Plan. The Company is in process of obtaining stockholder approval to increase the authorized shares under the 2011 Plan by this amount.

The following summarizes information about stock options outstanding as of March 31, 2013:

Exercise Price	Numbers of Options Outstanding	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Number of Options Exercisable	Weighted Average Exercise Price

$0.06 - $0.08	902,600	5.78	$0.08	902,600	$0.08
$0.15 - $0.19	2,072,840	5.83	0.17	2,060,820	0.17
$1.00	890,000	8.60	1.00	300,000	1.00

	3,865,440	6.46	0.34	3,263,420	0.22

As of March 31, 2013, the aggregate intrinsic value of outstanding stock options was $2,549,625 and the aggregate intrinsic value of outstanding exercisable stock options was $2,539,939.

Stock-based compensation for the three months ended March 31, 2013 and 2012 was $25,438 and $29,308, respectively. As of March 31, 2013, the Company had $270,102 of unrecognized stock-based compensation expense related to non-vested awards that will be recognized over a weighted average period of 2.77 years.

Warrants

In October 2012, the Company entered into a service agreement with an investor relations and public advisory firm. As part of the agreement, the service provider was entitled to receive up to 250,000 warrants to purchase common stock at prices varying from $1.25 to $2.75 per share with a term of two years. The warrants are immediately exercisable upon issuance. On January 1, 2013, the first tranche of 62,500 warrants was issued with an exercise price of $1.25.

As of March 31, 2013, 12,042,018 warrants to purchase common stock had been issued with exercise prices ranging from $.046 to $2.00 per share and terms ranging from two to seven years. The weighted average warrant exercise price is $1.40 and the weighted average remaining life is 5.2 years.

Q Therapeutics, Inc.

(A Development Stage Company)

Notes to Financial Statements Continued

5. Commitments and Contingencies

Supplier Agreements

In March 2010, the Company entered into a service agreement with an outside research firm to support the Company’s preclinical Good Laboratory Practice (GLP) safety studies. The Company was provided financing terms by the supplier which included partial payments of invoices, with remaining balances rolled into a convertible note payable accruing interest at 8% for the first 36 months and increasing to 10% for the 24 months thereafter. A provision in the note provided the supplier the right and option at any time prior to payment of the note to convert all or any portion of the outstanding balance into shares of the Company’s Series B preferred stock. As a result of the merger in October 2011, the Company eliminated its Series B preferred instruments and converted all outstanding shares into the Company’s common stock.

In November 2012, the Company and the supplier amended the terms of their original agreement via a Letter of Understanding (LOU) and increased the total purchase commitment with the supplier to approximately $2,600,000 with an expected completion by year-end 2013. As the Company no longer has Series B preferred stock, the amendment provided the Company with the option of paying part of its commitment with cash or with shares of common stock. Upon conclusion of the supplier’s final project report, any outstanding balance will be converted into a note payable accruing interest at 8% until July 31, 2015. Any outstanding amounts thereafter shall accumulate interest at 10% through March 31, 2016. Should the Company be successful in obtaining additional financing, the amendment calls for a percentage of the funds raised to immediately pay down the outstanding balance. As of March 31, 2013, the amount owed under this agreement totaled $949,818 and is included in accounts payable in the accompanying consolidated balance sheet.

Additionally, the supplier was granted, upon successful completion of the clinical study, a right of first negotiation on any future preclinical GLP safety to toxicology studies.

Advisory Agreements

In February 2013, the Company entered into an agreement to engage a financial advisory firm for a minimum term of twelve months. The financial advisory firm is entitled to a commission equal to 7% of the total proceeds raised by the Company from its financing efforts payable in cash and if warrants are issued as part of the placement of securities, an issuance of warrants equivalent to 7% of the aggregate number of warrants purchased in the offering. To date, no placement of securities has occurred.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS

The following discussion contains forward-looking statements based upon current expectations that involve risks and uncertainties, such as our plans, objectives, expectations and intentions. Our actual results and the timing of events could differ materially from those anticipated as a result of a number of factors, including those set forth under the Risk Factors, Cautionary Notice Regarding Forward-Looking Statements and Business sections in our 2012 Annual Report on Form 10-K filed with the Securities and Exchange Commission. The following discussion of our financial condition and results of operations should be read with our unaudited consolidated financial statements and the related notes included elsewhere in this Form 10-Q. We use words such as “anticipate,” “estimate,” “plan,” “project,” “continuing,” “ongoing,” “expect,” “believe,” “intend,” “may,” “will,” “should,” “could,” and similar expressions to identify forward-looking statements.

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

The technology upon which these therapies are based was developed by Q’s co-founder Mahendra Rao, M.D., Ph.D., a global leader in glial cell biology, during Dr. Rao’s tenure as a Professor at the University of Utah and as Head of the Stem Cell Section at the National Institutes of Health. Q is managed by an experienced team of biotechnology executives with demonstrated start-up success and advised by leaders in the neurology and stem cell therapeutics fields.

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

Q-Cells® are healthy human glial cells. The role of glial cells in the brain and spine is to support and protect neurons, as well as the axonal transmission lines of the central nervous system. Glial cells perform many functions including forming an insulating “myelin sheath” around neuronal axons, providing the necessary growth factors needed to maintain a healthy nervous system, and removing compounds that are toxic to neurons. Many neurodegenerative diseases arise when glial cells are damaged or destroyed, causing neurons to malfunction and eventually die. Q-Cells® technology aims to treat neurodegenerative diseases by supplementing the damaged or missing glia in the central nervous system with new, healthy cells that can help maintain and/or restore neuron function to a more robust state.

The diseases targeted by Q Therapeutics’ products are not well treated with current drug therapies. At best, patients suffering from these diseases can, in some cases, only hope to slow their inexorable progression and the associated disabilities. A handful of companies are exploring the possibility of harnessing the power of stem or progenitors cells to treat these conditions, although no clear leader has emerged. In addition to utilizing its proprietary cellular products as therapeutic products, Q may evaluate novel ways to utilize these cells to screen for new drugs (such as small molecule compounds) that could also provide treatments for neurological diseases.

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

Results of Operations for the Three Months Ended March 31, 2013 compared to the Three Months Ended March 31, 2012:

For the period from March 28, 2002 (date of inception) through March 31, 2013, we have not generated significant revenues and have been focused on developing our products for commercial sale. Q Therapeutics is considered to be a development stage company.

Since entering the development stage, we have not generated revenues in excess of expenses and have been dependent on government grants and debt and equity raised from individual investors to sustain our operations. Our products have not yet been approved by the FDA for commercial sale and as a result we have not yet generated revenues from therapeutic product sales. We have incurred losses and used cash in operating activities since inception. As of March 31, 2013, the Company had an accumulated deficit of $20,991,557 and negative working capital of $474,759.

Revenues

Historically, the Company has generated minimal revenues through (1) research grants from government agencies such as the National Institutes of Health (NIH), (2) granting rights to the Company’s technology to other entities, and (3) sales of its product for research purposes.

Grant revenues for the three months ended March 31, 2013 and 2012 were $5,501 and $0, respectively. The increase was primarily due to being the recipient of a sub-award of an NIH grant issued to The Johns Hopkins University. The sub-award was approved in December 2012 for a total of $631,383 for the 2012-2013 grant budget year. To date, approximately $483,000 has been billed to NIH. We anticipate grant revenues to increase as we identify new opportunities for grants that are available and specific to our research of cell-based therapies.

Research and Development Expenses

Q Therapeutics anticipates that development activities and costs will remain the same as we advance the work necessary to complete our future Investigational New Drug (IND) submission. This includes Good Laboratory Practices (GLP) animal safety studies, injection device studies, manufacturing activities and working with clinical and regulatory consultants. Should additional financing be obtained, we may also increase research and development activities to evaluate use of our proprietary products in other disease indications, including working with outside collaborators.

Research and development expenses for the three months ended March 31, 2013, were $131,109, a decrease of $93,098, or 41.5%, from $224,207 for the three months ended March 31, 2012. The decrease is primarily due to the one-time costs associated with the initiation of our pilot studies that occurred in 2012 that did not recur in 2013. We anticipate our research and development expenses will remain at similar levels to those of the first quarter of 2013 as we continue our safety studies, until additional financing can be obtained.

General and Administrative Expenses

The following table details the general and administrative expenses incurred by the Company:

	For the Three Months Ended March 31,
	2013	2012	Change	%

Salaries and benefits	$166,946	$146,835	$20,111	13.7%
Legal and professional fees	119,186	147,971	(28,785)	-19.5%
Facility and office related	52,125	47,330	4,795	10.1%
Stock-based compensation	25,438	29,308	(3,870)	-13.2%
Travel and entertainment	10,557	13,845	(3,288)	-23.7%
Depreciation	467	445	22	5.0%

Total general and administrative expenses	$374,719	$385,734	$(11,015)	-2.9%

The net decrease in general and administrative expenses is due to a reduction in legal and professional fees and associated travel and entertainment expenses resulting from the non-recurring costs of the private placement of the Company’s securities and the evolution to a public reporting entity in 2012 that did not recur in 2013, a decrease in stock-based compensation and a reduction in annual fees and licenses; offset primarily by a non-qualified contribution to the Company’s retirement plan. We anticipate general and administrative expenses to remain at approximately the same levels, or decrease as necessary, due to our cash constraints until further financing becomes available.

Liquidity and Capital Resources

For the three months ended March 31, 2013, net cash used in operating activities totaled $120,304 compared to $549,108 for the three months ended March 31, 2012. Cash expenditures decreased in 2013 primarily due to the initiation costs related to our pilot study in 2012 that did not recur in 2013, payment of professional services with Company securities in lieu of cash, and deferral in payment of executive salaries.

For the three months ended March 31, 2013, net cash used in investing activities related to the purchase of equipment totaled $19,851 compared to $1,323 for the three months ended March 31, 2012.

For the three months ended March 31, 2013, net cash provided by financing activities was $0 compared to $175,000 for the three months ended March 31, 2012. The primary reason for the change was that the Company raised $190,000 from the private placement of its securities offset by the repayment of a $15,000 note payable in the first quarter of 2012, which did not recur in the first quarter of 2013.

As of March 31, 2013, the Company had negative working capital of $474,759. Approximately $950,000 of the amount included in accounts payable is owed to a vendor and is not payable until the current project is completed, which is expected to be in the fourth quarter of 2013. Upon completion of the project, the Company will have the option to convert the balance owed to this vendor into equity and a five-year note payable.

We believe that our current levels of cash, when combined with (1) our expected cash flows from grant revenues, and (2) reductions to our current operating expenses, will be sufficient to meet our liquidity needs through at least December 31, 2013. However, we will require additional cash resources during the first quarter of 2014 in order to continue the Company’s current operations. We will need additional cash resources in the future if we pursue opportunities for investment, acquisition, strategic cooperation or other similar actions. To satisfy future cash requirements, we expect to seek funding through government grants, the issuance of debt or equity securities and the obtaining of a credit facility. Any future issuance of equity securities would cause dilution for our shareholders. Any incurrence of indebtedness will increase our debt service obligations and may cause us to be subject to restrictive operating and financial covenants. It is possible that we will be unsuccessful securing future government grants and financing may not be available to us in amounts or on terms that are favorable to the Company or not available at all.

Recent Accounting Pronouncements

As of the date of this report, there are no accounting pronouncements that had not yet been adopted by the Company that we believe would have a material impact on our financial statements. Additionally, the Company has reviewed recently issued, but not yet effective, accounting pronouncements and does not believe the future adoption of any such pronouncements will have a material impact on the Company’s financial position, results of operations or liquidity.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements, financings, or other relationships with unconsolidated entities or other persons, also known as special purpose entities.

Significant Accounting Policies

Our discussion and analysis of financial condition and results of operations is based upon the unaudited consolidated financial statements included herein, which have been prepared in accordance with U.S. generally accepted accounting principles and the requirements and regulations of the Securities and Exchange Commission (SEC). The preparation of these financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the dates of the financial statements and the reported amounts of sales and expenses during the reporting periods. Significant accounting policies and areas where substantial judgments are made by management include:

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

Net Loss Per Common Share – Basic earnings (loss) per common share (EPS) is calculated by dividing income (loss) available to common stockholders by the weighted-average number of common shares outstanding during the period.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk

None.

Item 4. Controls and Procedures.

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our filings under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the periods specified in the rules and forms of the SEC. This information is accumulated and communicated to our executive officers to allow timely decisions regarding required disclosure. As of March 31, 2013, our Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based upon that evaluation, our Chief Executive Officer and the Chief Financial Officer have concluded that our disclosure controls and procedures were not effective as of March 31, 2013 due to the untimely filing of Form 5s with the SEC.

No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the fiscal quarter ended March 31, 2013 that has materially affected, or is reasonably likely to materially affect the Company’s internal control over financial reporting.

PART II

Item 1. Legal Proceedings

We are not currently a party to any legal proceedings nor do we have knowledge of any pending or threatened legal claims.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

On October 1, 2012, the Company issued restricted stock in lieu of cash as part of an agreement with an investor relations firm for a minimum term of six months. In lieu of cash, the investor relations firm received 50,000 shares of restricted stock for services rendered from October 1, 2012 through March 31, 2013 as described below:

•	8,333 shares of common stock issued on the first day of October, November, December of 2012 and January of 2013, and

•	8,334 shares of common stock issued on the first day of February and March of 2013.

The issuance of the securities was made to one party in a private offering exempt from registration on reliance of Section 4(2) of the Securities Act of 1933, as amended.

Additionally, the Company agreed to issue up to 250,000 warrants between January 1, 2013 and October 1, 2013 based on achievement of time-based objectives, with exercise prices ranging between $1.25 and $2.75. Warrants to purchase 62,500 shares were issued and immediately vested on January 1, 2013 with an exercise price of $1.25. The warrants have a two-year life. The issuance of the securities was made to one party in a private offering exempt from registration on reliance of Section 4(2) of the Securities Act of 1933, as amended.

Item 5. Other Information.

N/A.

Item 6. Exhibits.

Index to Exhibits

Exhibit	Description

31.1(1)	Certification of the Company’s Principal Executive Officer pursuant to 15d-15(e), under the Securities and Exchange Act of 1934, as amended, with respect to the registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2013.

31.2(1)	Certification of the Company’s Principal Financial and Principal Accounting Officer pursuant to 15d-15(e), under the Securities and Exchange Act of 1934, as amended, with respect to the registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2013.

32.1*	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Principal Executive Officer).

32.2*	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Principal Financial Officer and Principal Accounting Officer).

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema

101.CAL	XBRL Taxonomy Extension Calculation Linkbase

101.DEF	XBRL Taxonomy Extension Definition Linkbase

101.LAB	XBRL Taxonomy Extension Label Linkbase

101.PRE	XBRL Taxonomy Presentation Linkbase

(1)	Filed herewith.
*	Furnished herewith.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: May 3, 2012	By: /s/ DEBORAH A EPPSTEIN
Name: Deborah A. Eppstein, PhD Title: Chief Executive Officer, President (Principal Executive Officer)

Date: May 3, 2012	By: /s/ STEVEN J. BORST
Name: Steven J. Borst Title: Vice President, Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)