Form 10-Q
period 2013-06-30
Q Therapeutics, Inc.
filed 2013-08-13
CIK 1366541

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2013

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

As of August 13, 2013, there were 24,811,833 shares of Common Stock, $0.0001 par value per share, issued and outstanding.

Q Therapeutics, Inc.

(A Development Stage Company)

Q Therapeutics, Inc.

(A Development Stage Company)

PART I

Item 1. Financial Statements

Condensed Consolidated Balance Sheets (Unaudited)

	June 30, 2013	December 31, 2012

Assets

Current assets:
Cash	$347,786	$794,207
Receivables, net of allowance of $28,800 as of June 30, 2013 and December 31, 2012	3,667	477,802
Prepaid expenses and other	10,951	10,366

Total current assets	362,404	1,282,375

Property and equipment, net	31,000	16,044
Other assets	7,513	7,513

Total assets	$400,917	$1,305,932

Liabilities and Stockholders’ Equity (Deficit)

Current liabilities:
Accounts payable	$1,026,537	$1,203,365
Accrued liabilities	77,347	9,685
Accrued compensation	187,327	87,892

Total current liabilities	1,291,211	1,300,942

Stockholders’ equity (deficit):
Common stock, $0.0001 par value: 100,000,000 shares authorized; 24,811,833 and 24,761,832 shares outstanding as of June 30, 2013 and December 31, 2012, respectively	2,481	2,476
Additional paid-in capital	20,608,516	20,494,792
Accumulated deficit	(21,501,291)	(20,492,278)

Total stockholders’ equity (deficit)	(890,294)	4,990

Total liabilities and stockholders’ equity (deficit)	$400,917	$1,305,932

See accompanying notes to condensed consolidated financial statements.

Q Therapeutics, Inc.

(A Development Stage Company)

Condensed Consolidated Statements of Operations (Unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,		Cumulative From
	2013	2012	2013	2012	Inception

Grant revenues	$6,785	$7,229	$12,286	$7,229	$1,102,545
License fees and other revenues	—	—	—	—	282,900

Total operating revenues	6,785	7,229	12,286	7,229	1,385,445

Operating expenses:
Research and development	139,838	257,463	270,947	481,670	11,243,839
General and administrative	376,871	345,554	751,590	731,288	9,870,825

Total operating expenses	516,709	603,017	1,022,537	1,212,958	21,114,664

Operating loss	(509,924)	(595,788)	(1,010,251)	(1,205,729)	(19,729,219)

Other income (expense):
Interest income	—	1,748	—	2,189	187,616
Interest expense	(325)	(1,424)	(650)	(3,444)	(2,112,064)
Other income, net	515	755	1,888	1,361	152,376

Total other income (expense), net	190	1,079	1,238	106	(1,772,072)

Loss before provision for income taxes	(509,734)	(594,709)	(1,009,013)	(1,205,623)	(21,501,291)

Provision for income taxes	—	—	—	—	—

Net loss	$(509,734)	$(594,709)	$(1,009,013)	$(1,205,623)	$(21,501,291)

Weighted average number of common shares outstanding - basic and diluted	24,803,225	24,675,874	24,790,792	24,675,874

Net loss per common share - basic and diluted	$(0.02)	$(0.02)	$(0.04)	$(0.05)

See accompanying notes to condensed consolidated financial statements.

Q Therapeutics, Inc.

(A Development Stage Company)

Condensed Consolidated Statements of Cash Flows (Unaudited)

	For the Six Months Ended June 30,		Cumulative From
	2013	2012	Inception

Cash flows from operating activities:
Net loss	$(1,009,013)	$(1,205,623)	$(21,501,291)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	7,400	9,711	399,047
Original debt discount	—	—	450,000
Accretion of debt costs and beneficial conversion feature	—	—	1,237,263
Stock-based compensation	50,877	55,467	482,678
Debt issued for services	—	—	90,000
Common stock issued for services	50,000	10,000	206,750
Preferred stock issued for services	—	—	44,750
Warrants issued for services	12,852	—	25,938
Provision for losses on receivables	—	(2,282)	(43,677)
Decrease (increase) in:
Receivables	474,135	27,863	40,010
Prepaid expenses and other assets	(585)	(740)	(18,464)
Increase (decrease) in:
Accounts payable and other liabilities	(109,166)	80,420	1,503,003
Accrued compensation	99,435	5,876	187,327

Net cash used in operating activities	(424,065)	(1,019,308)	(16,896,666)

Cash flows from investing activities:
Purchase of property and equipment	(22,356)	(2,363)	(429,827)

Cash flows from financing activities:
Proceeds from issuance of notes payable	—	—	5,257,562
Payments on short-term note payable	—	(15,000)	(90,000)
Issuance of preferred stock for cash	—	—	8,671,747
Issuance of common stock for cash	—	190,000	3,821,137
Proceeds from exercise of common stock options	—	—	11,600
Proceeds from exercise of preferred stock warrants	—	—	2,233

Net cash provided by financing activities	—	175,000	17,674,279

Net (decrease) increase in cash	(446,421)	(846,671)	347,786

Cash as of beginning of the period	794,207	2,741,519	—

Cash as of end of the period	$347,786	$1,894,848	$347,786

Supplemental disclosure of cash flow information:

Cash paid for interest	$650	$2,020	$8,321

See accompanying notes to condensed consolidated financial statements.

Q Therapeutics, Inc.

(A Development Stage Company)

Condensed Consolidated Statements of Cash Flows (Unaudited) Continued

Supplemental disclosure of noncash investing and financing activities for the period from March 28, 2002 (date of inception) to June 30, 2013:

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

Q Therapeutics, Inc.

(A Development Stage Company)

Notes to Financial Statements

1. Organization

Q Therapeutics, Inc. (Q) conducts its operations through its wholly owned subsidiary, Q Therapeutic Products (Q Products), Inc. and its wholly owned subsidiary, NeuroQ Research, Inc. Q Therapeutics is a Salt Lake City, Utah-based biopharmaceutical company that is developing human cell-based therapies intended to treat degenerative diseases of the brain and spinal cord, the primary components of the central nervous system (CNS). Q Products was incorporated in the state of Delaware on March 28, 2002, and merged with Q Acquisition, Inc., a Delaware corporation and a wholly owned subsidiary of Grace 2, Inc., on October 13, 2011. Grace 2, Inc. was incorporated on October 27, 2005. On November 2, 2011, Grace 2 changed its name to Q Holdings, Inc., and on December 10, 2012, it changed its name to Q Therapeutics, Inc.

The technology upon which these potential therapies is based was developed by Q’s co-founder Mahendra Rao, M.D., Ph.D., a leader in glial stem cell biology, during his tenure at the University of Utah and as Head of the Stem Cell Section at the National Institutes of Health (NIH). Dr. Rao was one of the first scientists to identify and seek patent coverage on stem cells and their progeny cells found in the CNS. After licensing Dr. Rao’s technology from the University of Utah and NIH, Q commenced operations in the spring of 2004 to develop cell-based therapeutic products that can be sold as “off-the-shelf” pharmaceuticals.

2. Significant Accounting Policies

The following significant accounting policies are followed by the Company in preparing its consolidated financial statements:

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of Q Therapeutics, Inc. and subsidiary have been prepared in accordance with the instructions to Form 10-Q and, therefore, do not include all information and notes necessary for a complete presentation of financial position, results of operations, and cash flows in conformity with U.S. generally accepted accounting principles (US GAAP). This report on Form 10-Q should be read in conjunction with the Company’s annual report on Form 10-K for the year ended December 31, 2012.

The accompanying unaudited condensed consolidated balance sheets, statements of operations, and statements of cash flows reflect all normal recurring adjustments that are, in the opinion of management, necessary for a fair presentation of the Company’s financial position, results of operations and cash flows. The results of operations for the six-month period ended June 30, 2013 are not necessarily indicative of the results to be expected for the full year ending December 31, 2013.

Basis of Consolidation

The accompanying unaudited condensed consolidated financial statements include the accounts of Q Therapeutics, Inc. and its wholly owned subsidiary, Q Therapeutic Products, Inc., and Q Therapeutic Products, Inc.’s wholly owned subsidiary, NeuroQ Research Inc. (collectively, the Company). The Company is a development stage company engaged in the discovery, research, development and eventual commercialization of products as potential treatments for debilitating and fatal diseases of the CNS. All significant intercompany amounts have been eliminated.

Development Stage and Liquidity

For the period from March 28, 2002 (date of inception) through June 30, 2013, the Company has not generated significant revenues and has been developing its products. Therefore, the Company is considered to be in the development stage in accordance with the provisions of Accounting Standards Codification (ASC) Topic 915, Development Stage Entities. Cumulative amounts are presented for the period from March 28, 2002 (date of inception) through June 30, 2013. Historically, the Company has been dependent on government grants and debt and equity raised from investors to sustain its operations. The Company expects to continue to fund its operations through similar sources of capital. There can be no assurance that such capital will be available on favorable terms or at all. If it is unable to raise additional capital, the Company will likely be forced to curtail desired development activities, which will delay the development of its product candidates. The Company’s products have not been approved by the U.S. Food and Drug Administration (FDA) for commercial sale; therefore, the Company has not generated revenues from commercial therapeutic product sales. The Company has incurred losses and used cash for operating activities since inception. As of June 30, 2013, the Company had an accumulated deficit of $21,501,291.

Q Therapeutics, Inc.

(A Development Stage Company)

Notes to Financial Statements Continued

Given the current pace of pre-clinical and clinical development of its product candidates, management believes that the Company has sufficient resources to fund the Company’s operations through at least December 31, 2013. However, the Company will require additional cash resources beyond 2013. The Company is working to raise capital through the sale of common stock and has filed a registration statement with the Securities and Exchange Commission registering the offering and sale of 5,000,000 shares of its common stock with warrants to purchase up to 1,250,000 shares of common stock. The Company has not raised any capital through the sale of common stock during 2013.

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

Revenue Recognition and Grants Receivable

The Company periodically applies for research grants, generally as a sub-recipient to grants funded by government agencies through research universities. Grant revenues are recognized as associated expenses are incurred and are billed in conjunction with the terms of the grants. The Company records its grants receivable in accordance with the provisions of the grant agreements. The Company’s grants receivable are considered past due when payment has not been received within 30 days of the invoice date, although certain institutions customarily do not pay within 30 days of the invoice date. The amounts of the specific reserves are estimated by management based on various assumptions including the age of the individual receivable, as well as changes in payment schedules and histories. Grants receivable balances are charged off against the allowance for doubtful accounts when management determines the potential for recovery is remote. Recoveries of receivables previously charged off are recorded when payment is received. For the six months ended June 30, 2013, revenues were derived from a single customer.

In December 2012, the Company was notified of a sub-award as part of grant funding awarded to The Johns Hopkins University (JHU) from the National Institute of Neurological Disorders and Stroke (NINDS) of the National Institutes of Health. The sub-award for the 2012-2013 grant plan year is $631,383. In May 2013, JHU applied for and was granted a six-month extension for completing the analysis and remitting data and expenses. As of June 30, 2013, $491,588 has been invoiced under the sub-award and $3,667 is included in the grants receivable balance.

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

The volatility assumption used in the Black-Scholes option-pricing model is based on the volatility of publicly traded companies in the same industry segment as the Company. The expected lives of the options and warrants granted represent the periods of time that the options granted are expected to be outstanding. The risk free rates for periods within the contractual lives of the options and warrants are based on the U.S. treasury securities constant maturity rate that corresponds to the expected terms in effect at the time of grant. Stock-based compensation is included in general and administrative expense in the statements of operations.

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

Q Therapeutics, Inc.

(A Development Stage Company)

Notes to Financial Statements Continued

Due to the fact that for all periods presented the Company has incurred net losses, potential dilutive common share equivalents as of June 30, 2013 and 2012, totaling 15,969,958 and 15,830,505, respectively, are not included in the calculation of Diluted EPS because they are anti-dilutive. Therefore, basic net loss per common share is the same as diluted net loss per common share for the three and six months ended June 30, 2013 and 2012.

Recent Accounting Pronouncements

The Company has reviewed accounting pronouncements that become effective subsequent to June 30, 2013 and does not believe the future adoption of those pronouncements will have a material impact on the Company’s financial position, results of operations or liquidity.

3. Accrued Compensation

Accrued compensation consists of the following:

	June 30, 2013	December 31, 2012

Accrued wages	$112,000	$17,046
Accrued vacation	75,327	70,846

Total accrued compensation	$187,327	$87,892

In March 2013, certain of the Company’s executives agreed to defer cash payment of 60% of their salaries until additional funding is obtained.

4. Stockholders’ Equity

Common Stock

During the six months ended June 30, 2013, the Company issued 50,000 shares of its common stock with an estimated fair value of $50,000 to an investor and public relations firm in lieu of cash for services rendered during the period.

Stock Options

The following summarizes the outstanding common stock options and related activity for the six months ended June 30, 2013:

	Number of Options	Weighted Average Exercise Price Per Share

Outstanding as of December 31, 2012	3,865,440	$0.34
Granted	—	—
Exercised	—	—
Forfeited	—	—

Outstanding as of June 30, 2013	3,865,440	0.34

Exercisable as of June 30, 2013	3,336,273	0.24

Q Therapeutics, Inc.

(A Development Stage Company)

Notes to Financial Statements Continued

On December 18, 2012, the Board of Directors approved, subject to stockholder approval, the addition of 3,000,000 shares to the 2011 Equity Incentive Compensation Plan (the Plan). On May 6, 2013, stockholders representing 69% of the issued and outstanding voting common stock of the Company accepted the Board of Directors’ recommendation and provided their written consent to approve the increase of 3,000,000 shares of the common stock of the Company to the pool of shares reserved for issuance under the Plan from 1,877,529 to 4,877,529 shares. As of June 30, 2013, options to purchase 3,987,529 shares of common stock under the Plan were available for future grant. The following summarizes information about stock options outstanding as of June 30, 2013:

Exercise Price	Numbers of Options Outstanding	Weighted Average Remaining Contractual Life (Years)	Weighted Average Price Exercise	Number of Options Exercisable	Weighted Average Price Exercise

$0.06 - $ 0.08	902,600	5.80	$0.08	902,600	$0.08
$0.15 - $ 0.19	2,072,840	5.90	0.17	2,072,840	0.17
$1.00	890,000	8.59	1.00	360,833	1.00

	3,865,440	6.50	0.34	3,336,273	0.24

As of June 30, 2013, the aggregate intrinsic value of outstanding and exercisable stock options was $2,522,124.

Stock-based compensation for the three months ended June 30, 2013 and 2012 was $25,439 and $26,159, respectively. Stock-based compensation for the six months ended June 30, 2013 and 2012 was $50,877 and $55,467, respectively. As of June 30, 2013, the Company had $244,392 of unrecognized stock-based compensation expense related to non-vested awards that will be recognized over a weighted-average period of 2.53 years.

Warrants

In October 2012, the Company entered into a service agreement with an investor relations and public advisory firm. As part of the agreement, the service provider was entitled to receive up to 250,000 warrants to purchase common stock at prices ranging from $1.25 to $2.75 per share with a term of two years. The warrants are immediately exercisable upon issuance. On January 1, 2013, the first tranche of 62,500 warrants was issued with an exercise price of $1.25. On April 1, 2013, the second tranche of 62,500 warrants were issued with an exercise price of $1.75.

As of June 30, 2013, 12,104,518 warrants to purchase common stock had been issued with exercise prices ranging from $.046 to $2.00 per share and terms ranging from two to seven years. The weighted average warrant exercise price is $1.40 and the weighted average remaining life is five years.

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

In November 2012, the Company and the supplier amended the terms of their original agreement via a Letter of Understanding and increased the total purchase commitment with the supplier to approximately $2,600,000 with an expected completion by year-end 2013. As the Company no longer has Series B preferred stock, the amendment provided the Company with the option of paying part of its commitment with cash or with shares of common stock. Upon conclusion of the supplier’s final project report, any outstanding balance will be converted into a note payable accruing interest at 8% until July 31, 2015. Any outstanding amounts thereafter shall

Q Therapeutics, Inc.

(A Development Stage Company)

Notes to Financial Statements Continued

accumulate interest at 10% through March 31, 2016. Should the Company be successful in obtaining additional financing, the amendment calls for a percentage of the funds raised to immediately pay down the outstanding balance. As of June 30, 2013, the amount owed under this agreement totaled $978,018 and is included in accounts payable in the accompanying consolidated balance sheet. The supplier also was granted, upon successful completion of the clinical study, a right of first negotiation on any future preclinical GLP safety to toxicology studies.

Advisory Agreements

In October 2012, the Company entered into a services agreement with a public relations and investor relations firm. Under the agreement, the Company issued 50,000 shares of common stock in lieu of cash for services. Upon expiration of the initial term, a monthly cash retainer of up to $10,000 will be incurred. Additionally, up to 250,000 warrants may be issued with exercise prices ranging between $1.25 and $2.75 through October 2012 upon the achievement of time-based objectives.

In May 2013, the agreement was revised extending the initial term through June 30, 2013 increasing the issuance of common stock to 75,000 shares.

In February 2013, the Company entered into an agreement to engage a financial advisory firm for a minimum term of six months. The agreement was revised in May 2013. The financial advisory firm is entitled to a commission equal to 7% of the total proceeds raised by the Company from its financing efforts payable in cash; and if warrants are issued as part of the placement of securities, an issuance of warrants equivalent to 1% of the aggregate number of warrants purchased in the offering, collectively not to exceed 8%. Additionally, Q shall reimburse reasonable out of pocket expenses. To date, no placement of securities has occurred.

Option Grant

On June 18, 2013, the Board of Directors approved the grant of an undetermined number of stock options upon the successful completion of the current round of equity financing. The number of options and exercise price will be determined when the equity round closes.

6. Subsequent Events

In July 2013, the Company entered into a business consulting services agreement effective through December 31, 2015. Under the agreement, the Company issued an initial payment of a warrant to purchase 75,000 shares of common stock at a strike price of $1.01 per share, with a five year life and a cashless exercise option. The business consulting firm is entitled to receive additional warrants for up to 100,000 shares of common stock with similar terms.

On August 12, 2013, the Company received $150,000 in bridge financing from a stockholder evidenced by a promissory note (Note). The Note was issued at 50% of face value, bears interest at the rate of 8% per annum, and is due on February 5, 2014.

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

Company Overview

Q Therapeutics, Inc. (Q) conducts its business and operations through its wholly owned subsidiary, Q Therapeutic Products, Inc. (hereinafter Q Products) and Q Products’ wholly owned subsidiary, NeuroQ Research, Inc. Q is a Salt Lake City, Utah-based biopharmaceutical company that is developing human cell-based therapies intended to treat degenerative diseases of the brain and spinal cord, the primary components of the central nervous system. Q Products was incorporated in the state of Delaware in March 2002.

The technology upon which these therapies are based was developed by Q Product’s co-founder, Mahendra Rao, M.D., Ph.D., a global leader in glial stem cell biology, during his tenure as a Professor at the University of Utah and as Head of the Stem Cell Section at the National Institutes of Health. Q is managed by an experienced team of biotechnology executives with demonstrated start-up success and advised by leaders in the neurology and stem cell therapeutics fields.

Every year, hundreds of thousands of people suffer with debilitating neurodegenerative diseases such as Amyotrophic Lateral Sclerosis (ALS, or Lou Gehrig’s disease), Multiple Sclerosis (MS), Transverse Myelitis (TM) and Spinal Cord Injury (SCI). Traditional drugs tend to fail to treat the nerve damage caused by these diseases due to the multifactorial nature of these diseases and the inability of most drugs to address all of these factors. Q is developing a new and non-traditional approach targeted to improve the health of people suffering from neurodegenerative diseases: a human cell-based product called Q-Cells®.

Q-Cells are healthy human glial cells. The role of glial cells in the brain and spine is to support and protect neurons, which form the signal transmission lines of the central nervous system. Glial cells perform many functions including forming an insulating “myelin sheath” around neuronal axons providing the necessary growth factors needed to maintain a healthy nervous system, and removing compounds that are toxic to neurons. Many neurodegenerative diseases arise when glial cells are damaged or destroyed, causing neurons to malfunction and eventually die. Q-Cells technology aims to treat neurodegenerative diseases by supplementing the damaged or missing glia in the central nervous system with new, healthy cells that can help maintain and/or restore neuron function to a more robust state.

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

Q believes that a worldwide market exists for those companies whose cell-based treatments become commercial products. Q’s patent protected technology represents an opportunity to build on the recent advancements in the cell therapy field and bring to market a therapeutic approach that will change the way medicine is practiced in treating many disabling and fatal conditions of the central nervous system.

Results of Operations for the Three Months Ended June 30, 2013 compared to the Three Months Ended June 30, 2012:

For the period from March 28, 2002 (date of inception) through June 30, 2013, we have not generated significant revenues and have been focused on developing our products for therapeutic use for commercial sale. Q is considered to be a development stage company.

We have not generated revenues in excess of expenses and have been dependent on government grants and debt and equity raised from investors to sustain our operations. Our products have not yet been approved by the FDA for commercial sale, and as a result we have not generated revenues from therapeutic product sales. We have incurred losses and used cash in operating activities since inception. As of June 30, 2013, the Company had an accumulated deficit of $21,501,291 and negative working capital of $928,807.

Revenues

The Company has generated minimal revenues through (1) research grants from government agencies such as the National Institutes of Health (NIH), (2) granting rights to the Company’s technology to other entities, and (3) sales of its product for research purposes.

Grant revenues for the three months ended June 30, 2013 and 2012 were $6,785 and $7,229, respectively. A sub-award was approved in December 2012 for a total of $631,383 for the 2012-2013 grant budget year. To date, approximately $491,588 has been billed to NIH. We anticipate grant revenues to increase as we identify new opportunities for grants that are available and specific to our research of cell-based therapies.

Research and Development Expenses

Q anticipates that development activities and costs will remain approximately the same as we advance the work necessary to complete our future Investigational New Drug (IND) submission. This includes Good Laboratory Practices (GLP) animal safety studies, injection device studies, manufacturing activities and working with clinical and regulatory consultants. Should additional financing be obtained, we may also increase research and development activities to evaluate use of our proprietary products in other disease indications, including working with outside collaborators.

Research and development expenses for the three months ended June 30, 2013, were $139,838, a decrease of $117,625, or 45.7%, from $257,463 for the three months ended June 30, 2012. The decrease is primarily due to the one-time costs associated with the initiation of our pilot studies that occurred in 2012 that did not recur in 2013.

General and Administrative Expenses

The following table details the general and administrative expenses incurred by the Company for the three months ended June 30, 2013 and 2012:

	For the Three Months Ended June 30,
	2013	2012	Change	%

Salaries and benefits	$152,483	$147,467	$5,016	3.4%
Legal and professional fees	152,907	117,455	35,452	30.2%
Facility and office related	43,638	47,231	(3,593)	-7.6%
Stock-based compensation	25,439	26,159	(720)	-2.8%
Travel and entertainment	1,838	6,775	(4,937)	-72.9%
Depreciation	566	467	99	21.2%

Total general and administrative expenses	$376,871	$345,554	$31,317	9.1%

The net increase in general and administrative expenses is primarily due to the increased legal and professional fees associated with the Company’s preparation, review and filing of its Registration Statement on Form S-1 with the Securities Exhange Commission (SEC) on June 20, 2013. We anticipate general and administrative expenses to remain at approximately the same levels, or decrease as necessary, due to our cash constraints until further financing becomes available.

Results of Operations for the Six Months Ended June 30, 2013 compared to the Six Months Ended June 30, 2012:

Revenues

Grant revenues for the six months ended June 30, 2013 and 2012, were $12,286 and $7,229, respectively. The increase was primarily due to being the recipient of a sub-award of an NIH grant issued to The Johns Hopkins University.

Research and development expenses for the six months ended June 30, 2013, were $270,947, a decrease of $210,722, or 43.7%, from $481,670, for the six months ended June 30, 2012. The decrease is primarily due to the costs associated with the initiation of our pilot studies that occurred in 2012 that did not recur in 2013. We anticipate our research and development expenses will remain approximately the same as we continue our ongoing safety studies and until additional financing can be obtained.

General and Administrative Expenses

The following table details the general and administrative expenses incurred by the Company for the six months ended June 30, 2013 and 2012:

	For the Six Months Ended June 30,
	2013	2012	Change	%

Salaries and benefits	$319,429	$294,302	$25,127	8.5%
Legal and professional fees	271,937	265,488	6,449	2.4%
Facility and office related	95,919	94,749	1,170	1.2%
Stock-based compensation	50,877	55,466	(4,589)	-8.3%
Travel and entertainment	12,395	20,371	(7,976)	-39.2%
Depreciation	1,033	912	121	13.3%

Total general and administrative expenses	$751,590	$731,288	$20,302	2.8%

The increase in general and administrative expenses is primarily due to the increase in salaries and benefits related to the hiring of additional personnel to support our public reporting requirements and an increase in legal and professional fees associated with the Company’s preparation, review and filing of its Registration Statement on Form S-1 with the SEC on June 20, 2013. We anticipate general and administrative expenses to remain at approximately the same levels, or decrease as necessary due to our cash constraints, until further financing becomes available.

Liquidity and Capital Resources

For the six months ended June 30, 2013, net cash used in operating activities totaled $424,065 compared to $1,019,308 for the six months ended June 30, 2012. Cash outflows decreased in 2013 primarily due to the initiation costs related to the Company’s pilot study in 2012 that did not recur in 2013, payment of professional services with Company securities in lieu of cash, and deferral in payment of executive salaries.

For the six months ended June 30, 2013, net cash used in investing activities related to the purchase of lab and computer equipment totaled $22,356 compared to $2,363 for the six months ended June 30, 2012.

For the six months ended June 30, 2013, net cash provided by financing activities was $0 compared to $175,000 for the six months ended June 30, 2012. The primary reason for the change was that the Company raised $190,000 from the private placement of its securities offset by the repayment of a $15,000 note payable in the first six months of 2012, which did not recur in 2013.

As of June 30, 2013, the Company had negative working capital of $928,807. Approximately $978,000 of the amount included in accounts payable is owed to a vendor and is not payable until the current project is completed, which is expected to be in the fourth quarter of 2013. Upon completion of the project, the Company will have the option to convert the balance owed to this vendor into equity and a five-year note payable.

On August 12, 2013 the Company received $150,000 from a bridge financing. We believe that our current levels of cash, when combined with (1) our expected cash flows from grant revenues, and (2) reductions to our current operating expenses, will be sufficient to meet our liquidity needs through at least December 31, 2013. However, we will require additional cash resources during the first quarter of 2014 in order to continue the Company’s current operations. We will need additional cash resources in the future if we pursue opportunities for investment, acquisition, strategic cooperation or other similar actions. To satisfy future cash requirements, we expect to seek funding through government grants, the issuance of debt or equity securities and/or the obtaining of a credit facility. Any future issuance of equity securities would cause dilution for our stockholders. Any incurrence of indebtedness will increase our debt service obligations and may cause us to be subject to restrictive operating and financial covenants. It is possible that we will be unsuccessful securing future government grants and financing may not be available to us in amounts or on terms that are favorable to the Company or not available at all.

Subsequent Events

In July 2013, the Company entered into a business consulting services agreement effective through December 31, 2015. Under the agreement, the Company issued an initial payment of a warrant to purchase 75,000 shares of common stock at a strike price of $1.01 per share, with a five year life and a cashless exercise option. The business consulting firm is entitled to receive additional warrants for up to 100,000 shares of common stock with similar terms.

On August 12, 2013, the Company received $150,000 in bridge financing from a stockholder evidenced by a promissory note (Note). The Note was issued at 50% of face value, bears interest at the rate of 8% per annum, and is due on February 5, 2014.

Recent Accounting Pronouncements

The Company has reviewed recently issued, but not yet effective, accounting pronouncements and does not believe the future adoption of any such pronouncements will have a material impact on the Company’s financial position, results of operations or liquidity.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements.

Significant Accounting Policies

Significant accounting policies are those policies which are both important to the presentation of a company’s financial condition and results of operations and require management’s most subjective or complex judgments. Often estimates are required to be made about the matters that are inherently uncertain. No significant changes to our accounting policies occurred during the periods presented. For a further discussion of our significant accounting policies, see our Annual Report on Form 10-K for the year ended December 31, 2012.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

None.

Item 4. Controls and Procedures.

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our filings under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the periods specified in the rules and forms of the SEC. This information is accumulated and communicated to our executive officers to allow timely decisions regarding required disclosure. Our Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based upon that evaluation, our Chief Executive Officer and the Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of June 30, 2013.

No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934) occurred during the quarter ended June 30, 2013 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

On May 15, 2013, the Company entered into an amendment with an investor relations firm which extended the original service term through June 30, 2013. In lieu of cash, the investor relations firm received an additional 25,000 shares of restricted stock for services rendered from April 1, 2013 through June 30, 2013 as described below:

•	8,333 shares of common stock issued on April 1 and May 1 of 2013, and

•	8,334 shares of common stock issued on June 1 of 2013.

The issuance of the securities was made to one party in a private offering exempt from registration in reliance on Section 4(2) of the Securities Act of 1933, as amended.

Additionally, the Company agreed to issue up to 250,000 warrants between January 1, 2013 and October 1, 2013 based on achievement of time-based objectives, with exercise prices ranging between $1.25 and $2.75. Warrants to purchase 62,500 shares of common stock were issued and immediately vested on January 1, 2013 with an exercise price of $1.25. Warrants to purchase 62,500 shares of common stock were issued and immediately vested on April 1, 2013 with an exercise price of $1.75. The warrants have a two-year life. The issuance of the securities was made to one party in a private offering exempt from registration in reliance on Section 4(2) of the Securities Act of 1933, as amended.

Item 5. Other Information.

On June 20, 2013, the Company filed a Registration Statement on Form S-1 (File No: 333-189495) with the SEC to register the offer and sale of up to 5,000,000 shares of its common stock with warrants to purchase up to 1,250,000 shares of its common stock.

On December 18, 2012, the Board of Directors of the Company approved the addition of 3,000,000 shares of the Company’s common stock to the pool of shares reserved for issuance pursuant to the Company’s 2011 Equity Incentive Compensation Plan (the “Plan”) and authorized the officers to solicit the consent of the Company’s stockholders to increase the number of shares authorized for issuance pursuant to the Plan.

Effective May 6, 2013, stockholders representing approximately 69% of the issued and outstanding voting capital stock of the Company accepted our Board of Directors’ recommendation and provided their written consent to increase the number of shares reserved for issuance under the Plan from 1,877,529 to 4,877,529.

Item 6. Exhibits.

Index to Exhibits

Exhibit	Description

31.1(1)	Certification of the Company’s Principal Executive Officer pursuant to 15d-15(e) under the Securities and Exchange Act of 1934, as amended, with respect to the registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2013.

31.2(1)	Certification of the Company’s Principal Financial and Principal Accounting Officer pursuant to 15d-15(e) under the Securities and Exchange Act of 1934, as amended, with respect to the registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2013.

32.1*	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Principal Executive Officer ) and (Principal Financial Officer and Principal Accounting Officer).

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema

101.CAL	XBRL Taxonomy Extension Calculation Linkbase

101.DEF	XBRL Taxonomy Extension Definition Linkbase

101.LAB	XBRL Taxonomy Extension Label Linkbase

101.PRE	XBRL Taxonomy Presentation Linkbase

(1)	Filed herewith.
*	Furnished herewith.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: August 13, 2013	By: /s/ DEBORAH A. EPPSTEIN
Name: Deborah A. Eppstein, PhD Title: Chief Executive Officer, President (Principal Executive Officer)

Date: August 13, 2013	By: /s/ STEVEN J. BORST
Name: Steven J. Borst Title: Vice President, Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)