Form 10-Q
period 2013-09-30
Q Therapeutics, Inc.
filed 2013-11-14
CIK 1366541

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2013

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

As of November 14, 2013, there were 24,936,833 shares of Common Stock, $0.0001 par value per share, issued and outstanding.

Q Therapeutics, Inc.

(A Development Stage Company)

Q Therapeutics, Inc.

(A Development Stage Company)

PART I

Item 1. Financial Statements

Condensed Consolidated Balance Sheets (Unaudited)

	September 30,	December 31,
	2013	2012
Assets
Current assets:
Cash	$330,365	$794,207
Receivables, net of allowance of $28,800 as of September 30, 2013 and December 31, 2012	15,667	477,802
Prepaid financing costs, net	188,333	—
Prepaid expenses and other	2,800	10,366

Total current assets	537,165	1,282,375
Property and equipment, net	30,222	16,044
Other assets	7,513	7,513

Total assets	$574,900	$1,305,932

Liabilities and Stockholders’ Equity (Deficit)
Current liabilities:
Accounts payable	$2,236,896	$1,203,365
Accrued liabilities	69,781	9,685
Accrued compensation	232,522	87,892
Notes payable	500,000	—

Total current liabilities	3,039,199	1,300,942

Stockholders’ equity (deficit):
Common stock, $0.0001 par value: 100,000,000 shares authorized; 24,936,833 and 24,761,832 shares outstanding as of September 30, 2013 and December 31, 2012, respectively	2,494	2,476
Additional paid-in capital	20,790,758	20,494,792
Accumulated deficit	(23,257,551)	(20,492,278)

Total stockholders’ equity (deficit)	(2,464,299)	4,990

Total liabilities and stockholders’ equity (deficit)	$574,900	$1,305,932

See accompanying notes to condensed consolidated financial statements.

Q Therapeutics, Inc.

(A Development Stage Company)

Condensed Consolidated Statements of Operations (Unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,		Cumulative From
	2013	2012	2013	2012	Inception
Grant revenues	$—	$—	$12,286	$7,229	$1,102,545
License fees and other revenues	12,000	—	12,000	—	294,900

Total operating revenues	12,000	—	24,286	7,229	1,397,445
Cost of revenues	4,800	—	4,800	—	4,800

Gross profit	7,200	—	19,486	7,229	1,392,645

Operating expenses:
Research and development	1,371,644	283,141	1,642,591	764,810	12,615,483
General and administrative	326,649	317,961	1,078,239	1,049,249	10,197,474

Total operating expenses	1,698,293	601,102	2,720,830	1,814,059	22,812,957

Operating loss	(1,691,093)	(601,102)	(2,701,344)	(1,806,830)	(21,420,312)

Other income (expense):
Interest income	—	1,023	—	3,212	187,616
Interest expense	(66,158)	(2,136)	(66,808)	(5,580)	(2,178,222)
Other income, net	991	769	2,879	2,130	153,367

Total other income (expense), net	(65,167)	(344)	(63,929)	(238)	(1,837,239)

Loss before provision for income taxes	(1,756,260)	(601,446)	(2,765,273)	(1,807,068)	(23,257,551)
Provision for income taxes	—	—	—	—	—

Net loss	$(1,756,260)	$(601,446)	$(2,765,273)	$(1,807,068)	$(23,257,551)

Weighted average number of common shares outstanding—basic and diluted	24,839,007	24,685,193	24,807,040	24,679,417
Net loss per common share—basic and diluted	$(0.07)	$(0.02)	$(0.11)	$(0.07)

See accompanying notes to condensed consolidated financial statements.

Q Therapeutics, Inc.

(A Development Stage Company)

Condensed Consolidated Statements of Cash Flows (Unaudited)

	For the Nine Months Ended September 30,		Cumulative From
	2013	2012	Inception
Cash flows from operating activities:
Net loss	$(2,765,273)	$(1,807,068)	$(23,257,551)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	9,624	14,088	401,271
Original debt discount	—	—	450,000
Accretion of debt costs and beneficial conversion feature	61,667	—	1,298,930
Stock-based compensation	76,316	95,912	508,117
Debt issued for services	—	110,360	90,000
Common stock issued for services	175,000	10,000	331,750
Preferred stock issued for services	—	—	44,750
Warrants issued for services	44,668	—	57,754
Provision for losses on receivables	—	(2,282)	(43,677)
Decrease (increase) in:
Receivables	462,135	26,839	28,010
Prepaid expenses and other assets	7,566	(5,465)	(10,313)
Increase (decrease) in:
Accounts payable and other liabilities	1,093,627	(73,110)	2,705,796
Accrued compensation	144,630	10,919	232,522

Net cash used in operating activities	(690,040)	(1,619,807)	(17,162,641)

Cash flows from investing activities:
Purchase of property and equipment	(23,802)	(2,363)	(431,273)

Cash flows from financing activities:
Proceeds from issuance of notes payable	250,000	—	5,507,562
Payments on short-term note payable	—	(15,000)	(90,000)
Issuance of preferred stock for cash	—	—	8,671,747
Issuance of common stock for cash	—	190,000	3,821,137
Proceeds from exercise of common stock options	—	1,800	11,600
Proceeds from exercise of preferred stock warrants	—	—	2,233

Net cash provided by financing activities	250,000	176,800	17,924,279

Net (decrease) increase in cash	(463,842)	(1,445,370)	330,365
Cash as of beginning of the period	794,207	2,741,519	—

Cash as of end of the period	$330,365	$1,296,149	$330,365

Supplemental disclosure of cash flow information:
Cash paid for interest	$866	$—	$8,537
Non cash financing activities:
Debt discount related to bridge financing	$250,000	$—	$250,000

See accompanying notes to condensed consolidated financial statements.

Q Therapeutics, Inc.

(A Development Stage Company)

Condensed Consolidated Statements of Cash Flows (Unaudited) Continued

Supplemental disclosure of noncash investing and financing activities for the period from March 28, 2002 (date of inception) to September 30, 2013:

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

Q Therapeutics, Inc.

(A Development Stage Company)

Notes to Condensed Consolidated Financial Statements (Unaudited)

1. Organization

Q Therapeutics, Inc. (Q) conducts its operations through its wholly owned subsidiary, Q Therapeutic Products, Inc. (Q Products) and its wholly owned subsidiary, NeuroQ Research, Inc (collectively, Q Therapeutics or the Company). Q Therapeutics is a Salt Lake City, Utah-based biopharmaceutical company that is developing human cell-based therapies intended to treat degenerative diseases of the brain and spinal cord, the primary components of the central nervous system (CNS). Q Products was incorporated in the state of Delaware on March 28, 2002, and merged with Q Acquisition, Inc., a Delaware corporation and a wholly owned subsidiary of Grace 2, Inc., on October 13, 2011. Grace 2, Inc. was incorporated on October 27, 2005. On November 2, 2011, Grace 2 changed its name to Q Holdings, Inc., and on December 10, 2012, it changed its name to Q Therapeutics, Inc.

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

2. Significant Accounting Policies

The following significant accounting policies are followed by the Company in preparing its consolidated financial statements:

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of Q Therapeutics have been prepared in accordance with the instructions to Form 10-Q and, therefore, do not include all information and notes necessary for a complete presentation of financial position, results of operations, and cash flows in conformity with U.S. generally accepted accounting principles (US GAAP). This report on Form 10-Q should be read in conjunction with the Company’s annual report on Form 10-K for the year ended December 31, 2012.

The accompanying unaudited condensed consolidated balance sheets, statements of operations, and statements of cash flows reflect all normal recurring adjustments that are, in the opinion of management, necessary for a fair presentation of the Company’s financial position, results of operations and cash flows. The results of operations for the nine-month period ended September 30, 2013 are not necessarily indicative of the results to be expected for the full year ending December 31, 2013.

Basis of Consolidation

The accompanying unaudited condensed consolidated financial statements include the accounts of Q and its wholly owned subsidiary, Q Products, and Q Products’ wholly owned subsidiary, NeuroQ Research Inc. The Company is a development stage company engaged in the discovery, research, development and eventual commercialization of products as potential treatments for debilitating and fatal diseases of the CNS. All significant intercompany amounts have been eliminated.

Development Stage and Liquidity

For the period from March 28, 2002 (date of inception) through September 30, 2013, the Company has not generated significant revenues and has been developing its products. Therefore, the Company is considered to be in the development stage in accordance with the provisions of Accounting Standards Codification (ASC) Topic 915, Development Stage Entities. Cumulative amounts are presented for the period from March 28, 2002 (date of inception) through September 30, 2013. Historically, the Company has been dependent on government grants and debt and equity raised from investors to sustain its operations. The Company expects to continue to fund its operations through similar sources of capital. There can be no assurance that such capital will be available on favorable terms or at all. If it is unable to raise additional capital, the Company will likely be forced to curtail desired development activities, which will delay the development of its product candidates. The Company’s products have not been approved by the U.S. Food and Drug Administration (FDA) for commercial sale; therefore, the Company has not generated revenues from commercial therapeutic product sales. The Company has incurred losses and used cash for operating activities since inception. As of September 30, 2013, the Company had an accumulated deficit of $23,257,551.

Given the current pace of pre-clinical and clinical development of its product candidates, management believes that the Company has sufficient resources to fund the Company’s operations through at least December 31, 2013. However, the Company will require additional cash resources during the first quarter of 2014. The Company is working to raise capital through the sale of common stock and filed a registration statement on June 20, 2013 with the Securities and Exchange Commission registering the offering and sale of 5,000,000 shares of its common stock with warrants to purchase up to 1,250,000 shares of common stock. The Company has not raised any capital through the sale of common stock during 2013.

Q Therapeutics, Inc.

(A Development Stage Company)

Notes to Condensed Consolidated Financial Statements Continued

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

Revenue Recognition and Grants Receivable

The Company periodically applies for research grants, including as a sub-recipient to grants funded by government agencies through research universities. Grant revenues are recognized as associated expenses are incurred and are billed in conjunction with the terms of the grants. The Company records its grants receivable in accordance with the provisions of the grant agreements. The Company’s grants receivable are considered past due when payment has not been received within 30 days of the invoice date, although certain institutions customarily do not pay within 30 days of the invoice date. The amounts of the specific reserves are estimated by management based on various assumptions including the age of the individual receivable, as well as changes in payment schedules and histories. Grants receivable balances are charged off against the allowance for doubtful accounts when management determines the potential for recovery is remote. Recoveries of receivables previously charged off are recorded when payment is received. For the nine months ended September 30, 2013, revenues were derived from two customers.

In December 2012, the Company was notified of a sub-award as part of grant funding awarded to The Johns Hopkins University (JHU) from the National Institute of Neurological Disorders and Stroke (NINDS) of the National Institutes of Health. The sub-award for the 2012-2013 grant plan year is $631,383. In May 2013, JHU applied for, and was granted a six-month extension for completing the analysis and remitting data and expenses. As of September 30, 2013, $491,588 has been invoiced under the sub-award and $3,667 is included in the grants receivable balance. The balance outstanding is expected to be paid upon the completion of the extension.

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

Due to the fact that for all periods presented the Company has incurred net losses, potential dilutive common share equivalents as of September 30, 2013 and 2012, totaling 16,107,458 and 15,072,509, respectively, are not included in the calculation of Diluted EPS because they are anti-dilutive. Therefore, basic net loss per common share is the same as diluted net loss per common share for the three and nine months ended September 30, 2013 and 2012.

Recent Accounting Pronouncements

The Company has reviewed accounting pronouncements that become effective subsequent to September 30, 2013 and does not believe the future adoption of those pronouncements will have a material impact on the Company’s financial position, results of operations or liquidity.

Q Therapeutics, Inc.

(A Development Stage Company)

Notes to Condensed Consolidated Financial Statements Continued

3. Accrued Compensation

Accrued compensation consists of the following:

	September 30, 2013	December 31, 2012
Accrued wages	$162,531	$17,046
Accrued vacation	69,991	70,846

Total accrued compensation	$232,522	$87,892

Starting in March 2013, certain of the Company’s executives agreed to defer part, if not all, of their salaries until additional funding is obtained.

4. Notes Payable

Between August 12 and September 30, 2013, the Company received $250,000 in cash proceeds resulting from a bridge financing by a group of note holders, some of which are also stockholders that are considered affiliates, as evidenced by promissory notes (Notes). The Notes were issued at 50% of face value, bear interest at the rate of 8% per annum, and are due in full beginning February 5, 2014. Notes payable as of September 30, 2013 are $500,000. To date, the Company has recorded interest relating to the note of $65,942, of which almost all pertains to the amortization of the debt discount with an additional $188,333 of debt discount costs to be amortized over the remaining term of the note. As of September 30, 2013, no payments towards principal or interest had been made.

The effective interest rate related to this financing is approximately156%.

5. Stockholders’ Equity

Common Stock

During the nine months ended September 30, 2013, the Company issued 75,001 shares of its common stock with an estimated fair value of $75,001 to an investor and public relations firm in lieu of cash for services rendered during the period. In September 2013, the Company issued 100,000 shares of its common stock with an estimated fair value of $100,000 related to a licensing agreement with a collaborative partner. As of September 30, 2013, 24,936,833 shares of common stock are outstanding.

Stock Options

The following summarizes the outstanding common stock options and related activity for the nine months ended September 30, 2013:

		Weighted
	Number of	Average Exercise
	Options	Price Per Share
Outstanding as of December 31, 2012	3,865,440	$0.34
Granted	—	—
Exercised	—	—
Forfeited	—	—

Outstanding as of September 30, 2013	3,865,440	0.34

Exercisable as of September 30, 2013	3,388,773	0.25

On December 18, 2012, the Board of Directors approved, subject to stockholder approval, the addition of 3,000,000 shares to the 2011 Equity Incentive Compensation Plan (the Plan). On May 6, 2013, stockholders representing 69% of the issued and outstanding voting common stock of the Company accepted the Board of Directors’ recommendation and provided their written consent to approve these additional 3,000,000 shares of common stock of the Company to the pool of shares reserved for issuance under the Plan, increasing

Q Therapeutics, Inc.

(A Development Stage Company)

Notes to Condensed Consolidated Financial Statements Continued

the number of shares from 1,877,529 to 4,877,529 shares. As of September 30, 2013, options to purchase 3,987,529 shares of common stock under the Plan were available for future grant. The following summarizes information about stock options outstanding as of September 30, 2013:

		Weighted
		Average	Weighted		Weighted
	Numbers of	Remaining	Average	Number of	Average
Exercise	Options	Contractual	Price	Options	Price
Price	Outstanding	Life (Years)	Exercise	Exercisable	Exercise
$0.06 – $0.08	902,600	5.58	$0.08	902,600	$0.08
$0.15 – $0.19	2,072,840	5.70	0.17	2,072,840	0.17
$1.00	890,000	8.34	1.00	413,333	1.00

	3,865,440	6.28	0.34	3,388,773	0.25

As of September 30, 2013, the aggregate intrinsic value of outstanding and exercisable stock options was $2,549,625.

Stock-based compensation for the three months ended September 30, 2013 and 2012 was $25,439 and $40,445, respectively. Stock-based compensation for the nine months ended September 30, 2013 and 2012 was $76,316 and $95,912, respectively. As of September 30, 2013, the Company had $219,439 of unrecognized stock-based compensation expense related to non-vested awards that will be recognized over a weighted-average period of 2.3 years.

Warrants

In October 2012, the Company entered into a service agreement with an investor relations and public advisory firm. As part of the agreement, the service provider was entitled to receive up to 250,000 warrants to purchase common stock at prices ranging from $1.25 to $2.75 per share with a term of two years. The warrants are immediately exercisable upon issuance. On January 1, 2013, the first tranche of 62,500 warrants was issued with an exercise price of $1.25. On April 1, 2013, the second tranche of 62,500 warrants were issued with an exercise price of $1.75. On July 1, 2013, the third tranche of 62,500 warrants were issued with an exercise price of $2.25.

As of September 30, 2013, 12,242,018 warrants to purchase common stock had been issued with exercise prices ranging from $.046 to $2.25 per share and terms ranging from two to seven years. The weighted average warrant exercise price is $1.40 and the weighted average remaining life is 4.7 years.

6. Commitments and Contingencies

Supplier Agreements

In March 2010, the Company entered into a service agreement with an outside research firm to support the Company’s preclinical Good Laboratory Practice (GLP) safety studies.

In November 2012, the Company and the supplier amended the terms of their original agreement via a Letter of Understanding and increased the total purchase commitment with the supplier to approximately $2,600,000 with an expected completion by year-end 2013. Upon conclusion of the supplier’s final project report, any outstanding balance will be converted into a note payable accruing interest at 8% until July 31, 2015. Any outstanding amounts thereafter shall accumulate interest at 10% through March 31, 2016. Should the Company be successful in obtaining additional financing, the amendment calls for a percentage of the funds raised to immediately pay down the outstanding balance. As of September 30, 2013, the amount owed under this agreement totaled $2,136,730 and is included in accounts payable. The supplier also was granted, upon successful completion of the clinical study, a right of first negotiation on any future preclinical GLP safety to toxicology studies.

Q Therapeutics, Inc.

(A Development Stage Company)

Notes to Condensed Consolidated Financial Statements Continued

Advisory Agreements

In February 2013, the Company entered into an agreement to engage a financial advisory firm for a minimum term of six months. The agreement was revised in May 2013. The financial advisory firm is entitled to a commission equal to 7% of the total proceeds raised by the Company from its financing efforts payable in cash; and if warrants are issued as part of the placement of securities, an issuance of warrants equivalent to 1% of the aggregate number of warrants purchased in the offering, collectively not to exceed 8%. Additionally, the Company shall reimburse reasonable out-of-pocket expenses. To date, no placement of securities has occurred.

In July 2013, the Company entered into a business consulting services agreement effective through December 31, 2015. Under the agreement, the Company issued an initial payment of a warrant to purchase 75,000 shares of common stock at a strike price of $1.01 per share, with a five-year life and a cashless exercise option. The business consulting firm is entitled to receive additional warrants for up to 100,000 shares of common stock with similar terms.

7. Related Party Transactions

Between August 12 and September 30, 2013, the Company received $250,000 in cash proceeds resulting from a bridge financing by a group of note holders, which included both an officer and an affiliate. The officer has since transferred ownership of the note to an affiliate.

Q Therapeutics, Inc.

(A Development Stage Company)

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

Company Overview

Q Therapeutics, Inc. conducts its operations through its wholly owned subsidiary, Q Therapeutic Products, Inc. (Q Products) and its wholly owned subsidiary, NeuroQ Research, Inc. (collectively, Q or the Company). Q Therapeutics is a Salt Lake City, Utah-based biopharmaceutical company that is developing human cell-based therapies intended to treat degenerative diseases of the brain and spinal cord, the primary components of the central nervous system (CNS). Q Products was incorporated in the state of Delaware on March 28, 2002, and merged with Q Acquisition, Inc., a Delaware corporation and a wholly owned subsidiary of Grace 2, Inc., on October 13, 2011. Grace 2, Inc. was incorporated on October 27, 2005. On November 2, 2011, Grace 2 changed its name to Q Holdings, Inc., and on December 10, 2012, it changed its name to Q Therapeutics, Inc.

The technology upon which these therapies are based was developed by Q’s co-founder, Mahendra Rao, M.D., Ph.D., a global leader in glial stem cell biology, during his tenure as a Professor at the University of Utah and as Head of the Stem Cell Section at the National Institutes of Health. Q is managed by an experienced team of biotechnology executives with demonstrated start-up success and advised by leaders in the neurology and stem cell therapeutics fields.

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

Q Therapeutics, Inc.

(A Development Stage Company)

Results of Operations for the Three Months Ended September 30, 2013 compared to the Three Months Ended September 30, 2012:

For the period from March 28, 2002 (date of inception) through September 30, 2013, we have not generated significant revenues and have been focused on developing our products for therapeutic use for commercial sale. Q is considered to be a development stage company.

We have not generated revenues in excess of expenses and have been dependent on government grants and debt and equity raised from investors to sustain our operations. Our products have not yet been approved by the FDA for commercial sale, and as a result we have not generated revenues from therapeutic product sales. We have incurred losses and used cash in operating activities since inception. As of September 30, 2013, the Company had an accumulated deficit of $23,257,551 and negative working capital of $2,502,034.

Revenues

The Company has generated minimal revenues through (1) research grants from foundations and government agencies such as the National Institutes of Health (NIH), (2) granting rights to the Company’s technology to other entities, and (3) sales of its product for research purposes.

Grant revenues for the three months ended September 30, 2013 and 2012 were $0. A sub-award was approved in December 2012 for a total of $631,383 for the 2012-2013 grant budget year. To date, approximately $491,588 has been billed to NIH. We anticipate grant revenues to increase as we identify new opportunities for grants that are available and specific to our research of cell-based therapies.

License fees and other revenues for the three months ended September 30, 2013 and 2012, were $12,000 and $0, respectively. The increase was due to a sale of non-commercial products to a collaborative research partner.

Cost of Revenues

Cost of revenues for the three months ended September 30, 2013 and 2012 were $4,800 and $0, respectively. The increase is due to the cost of products sold to a collaborative research partner.

Research and Development Expenses

Q anticipates that development activities and costs will remain approximately the same as it advances the work necessary to complete our future Investigational New Drug (IND) submission. This includes Good Laboratory Practices (GLP) animal safety studies, injection device studies, manufacturing activities and working with clinical and regulatory consultants. Should additional financing be obtained, we may also increase research and development activities to evaluate use of our proprietary products in other disease indications, including working with outside collaborators.

Research and development expenses for the three months ended September 30, 2013, were $1,371,644, an increase of $1,088,503, or 384.4%, from $283,141 for the three months ended September 30, 2012. The increase is primarily due to the costs associated with the near completion of our safety studies.

General and Administrative Expenses

The following table details the general and administrative expenses incurred by the Company for the three months ended September 30, 2013 and 2012:

	For the Three Months
	Ended September 30,
	2013	2012	Change	%
Salaries and benefits	$131,989	$152,547	$(20,558)	-13.5%
Legal and professional fees	118,120	84,583	33,537	39.6%
Facility and office related	43,358	35,950	7,408	20.6%
Stock-based compensation	25,439	40,445	(15,006)	-37.1%
Travel and entertainment	7,176	3,969	3,207	80.8%
Depreciation	567	467	100	21.4%

Total general and administrative expenses	$326,649	$317,961	$8,688	2.7%

Q Therapeutics, Inc.

(A Development Stage Company)

Results of Operations for the Nine Months Ended September 30, 2013 compared to the Nine Months Ended September 30, 2012:

Revenues

Grant revenues for the nine months ended September 30, 2013 and 2012 were $12,286 and $7,229, respectively. The increase was primarily due to being the recipient of a sub-award of an NIH grant issued to The Johns Hopkins University. License fees and other revenues for the nine months ended September 30, 2013 and 2012, were $12,000 and $0, respectively. The increase was due to a sale of non-commercial products to a collaborative research partner.

Cost of Revenues

Cost of revenues for the nine months ended September 30, 2013 and 2012 were $4,800 and $0, respectively. The increase is due to the cost of products sold to a collaborative research partner.

Research and Development Expenses

Research and development expenses for the nine months ended September 30, 2013 were $1,642,591, an increase of $877,781, or 114.8%, from $764,810, for the nine months ended September 30, 2012. The increase is primarily due to the costs associated with the completion of our safety studies. We anticipate our research and development expenses will remain approximately the same as we continue our ongoing safety studies and until additional financing can be obtained.

General and Administrative Expenses

The following table details the general and administrative expenses incurred by the Company for the nine months ended September 30, 2013 and 2012:

	For the Nine Months
	Ended September 30,
	2013	2012	Change	%
Salaries and benefits	$451,418	$446,850	$4,568	1.0%
Legal and professional fees	390,057	350,070	39,987	11.4%
Facility and office related	139,278	132,982	6,296	4.7%
Stock-based compensation	76,316	95,912	(19,596)	-20.4%
Travel and entertainment	19,570	24,339	(4,769)	-19.6%
Depreciation	1,600	1,378	222	16.1%
Bad debt expense	—	(2,282)	2,282	-100.0%

Total general and administrative expenses	$1,078,239	$1,049,249	$28,990	2.8%

The increase in general and administrative expenses is primarily due to the preparation, review and filing of its Registration Statement on Form S-1 with the SEC on June 20, 2013. We anticipate general and administrative expenses to remain at approximately the same levels, or decrease as necessary due to our cash constraints, until further financing becomes available.

Liquidity and Capital Resources

For the nine months ended September 30, 2013, net cash used in operating activities totaled $690,040 compared to $1,619,807 for the nine months ended September 30, 2012. Cash outflows decreased in 2013 primarily due to the payment arrangement with a vendor for our safety studies, payment of professional services with Company securities in lieu of cash, and deferral in payment of executive salaries.

For the nine months ended September 30, 2013, net cash used in investing activities related to the purchase of lab and computer equipment totaled $23,802 compared to $2,363 for the nine months ended September 30, 2012.

For the nine months ended September 30, 2013, net cash provided by financing activities was $250,000 compared to $176,800 for the nine months ended September 30, 2012. Cash provided by financing activities was from the bridge financing that was completed in September 2013. Financing activities in 2012 related to cash proceeds of $190,000 from the private placement of the Company’s securities and the exercise of stock options for $1,800, offset by the repayment of a $15,000 note payable in the first nine months of 2012.

Q Therapeutics, Inc.

(A Development Stage Company)

As of September 30, 2013, the Company had negative working capital of $2,502,034. Of the amount included in accounts payable, $2,136,730 is owed to a vendor and is not payable until the current project is completed, which is expected to be in the fourth quarter of 2013. Upon completion of the project, the Company will have the option to convert a portion of the balance owed to this vendor into equity with a note payable issued for the balance due by March 31, 2016.

Between August 12 and September 30, 2013, the Company received $250,000 in cash proceeds from a bridge financing. We believe that our current levels of cash, when combined with (1) our expected cash flows from grant revenues, and (2) reductions to our current operating expenses, will be sufficient to meet our liquidity needs through at least December 31, 2013; however, we will require additional cash resources during the first quarter of 2014 in order to continue the Company’s current operations. We will need additional cash resources in the future if we pursue opportunities for investment, acquisition, strategic cooperation or other similar actions. To satisfy future cash requirements, we expect to seek funding through government grants, the issuance of debt or equity securities and/or the obtaining of a credit facility. Any future issuance of equity securities would cause dilution for our stockholders. Any incurrence of indebtedness will increase our debt service obligations and may cause us to be subject to restrictive operating and financial covenants. It is possible that we will be unsuccessful securing future government grants and financing may not be available to us in amounts or on terms that are favorable to the Company or not available at all.

Recent Accounting Pronouncements

The Company has reviewed recently issued, but not yet effective, accounting pronouncements and does not believe the future adoption of any such pronouncements will have a material impact on the Company’s financial position, results of operations or liquidity.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements.

Significant Accounting Policies

Significant accounting policies are those policies which are both important to the presentation of a company’s financial position and results of operations and require management’s most subjective or complex judgments. Often estimates are required to be made about matters that are inherently uncertain. No significant changes to our accounting policies occurred during the periods presented. For a further discussion of our significant accounting policies, see our Annual Report on Form 10-K for the year ended December 31, 2012.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

None.

Item 4. Controls and Procedures.

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our filings under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the periods specified in the rules and forms of the SEC. This information is accumulated and communicated to our executive officers to allow timely decisions regarding required disclosure. Our Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based upon that evaluation, our Chief Executive Officer and the Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of September 30, 2013.

No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934) occurred during the quarter ended September 30, 2013 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Q Therapeutics, Inc.

(A Development Stage Company)

PART II

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

In July, the Company issued a warrant to purchase 75,000 shares of its common stock at a strike price of $1.01 per share. The warrant has a five-year life, and provides for a cashless exercise option. The issuance of the securities was made to one party in a private offering exempt from registration in reliance on Section 4(2) of the Securities Act of 1933, as amended.

In September 2013, the Company issued 100,000 shares of its common stock with an estimated fair value of $100,000 related to a licensing agreement with a collaborative partner. The issuance of the securities was made to one party in a private offering exempt from registration in reliance on Section 4(2) of the Securities Act of 1933, as amended.

On October 15, 2013, the Company entered into an amendment of an agreement with an investor relations firm which extended the original service term through September 30, 2013. In lieu of cash, the investor relations firm received an additional 25,000 shares of common stock for services rendered from July 1, 2013 through September 30, 2013 as described below:

•	8,333 shares of common stock issued on July 1 and August 1of 2013, and

•	8,334 shares of common stock issued on September 1 of 2013.

The issuance of the securities was made to one party in a private offering exempt from registration in reliance on Section 4(2) of the Securities Act of 1933, as amended. Additionally, the Company agreed to issue up to 250,000 warrants between January 1, 2013 and October 1, 2013 based on achievement of time-based objectives, with exercise prices ranging between $1.25 and $2.75. Warrants to purchase 62,500 shares of common stock were issued and immediately vested on January 1, 2013 with an exercise price of $1.25. Warrants to purchase 62,500 shares of common stock were issued and immediately vested on April 1, 2013 with an exercise price of $1.75. Warrants to purchase 62,500 shares of common stock were issued and immediately vested on July 1, 2013 with an exercise price of $2.25.The warrants have a two-year life. The issuance of the securities was made to one party in a private offering exempt from registration in reliance on Section 4(2) of the Securities Act of 1933, as amended.

Item 6. Exhibits.

Index to Exhibits

Exhibit	Description

10.1(1)	Form of Promissory Note

31.1(1)	Certification of the Company’s Principal Executive Officer pursuant to 15d-15(e) under the Securities and Exchange Act of 1934, as amended, with respect to the registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2013.

31.2(1)	Certification of the Company’s Principal Financial and Principal Accounting Officer pursuant to 15d-15(e) under the Securities and Exchange Act of 1934, as amended, with respect to the registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2013.

32.1*	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Principal Executive Officer ) and (Principal Financial Officer and Principal Accounting Officer).

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema

101.CAL	XBRL Taxonomy Extension Calculation Linkbase

101.DEF	XBRL Taxonomy Extension Definition Linkbase

101.LAB	XBRL Taxonomy Extension Label Linkbase

101.PRE	XBRL Taxonomy Presentation Linkbase

(1)	Filed herewith.
*	Furnished herewith.

Q Therapeutics, Inc.

(A Development Stage Company)

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: November 14, 2013	By: /s/ DEBORAH A. EPPSTEIN
Name: Deborah A. Eppstein, PhD Title: Chief Executive Officer, President (Principal Executive Officer)

Date: November 14, 2013	By: /s/ STEVEN J. BORST
Name: Steven J. Borst Title: Vice President, Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)