Form 10-K
period 2013-12-31
Q Therapeutics, Inc.
filed 2014-04-15
CIK 1366541

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: December 31, 2013

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to

Commission File No. 000-52062

Q THERAPEUTICS, INC.

(Exact name of registrant as specified in its charter)

Delaware	20-3708500
(State or other jurisdiction of	(I.R.S. employer
incorporation or formation)	identification number)

Q Therapeutics, Inc.

615 Arapeen Drive, Suite 102

Salt Lake City, UT 84108

(Address of principal executive offices)

Issuer’s telephone number: (801) 582-5400

Securities registered under Section 12(b) of the Exchange Act:

Title of each class	Name of each exchange where registered
Common stock, par value $0.001 per share	N/A

Securities registered under Section 12(g) of the Exchange Act: None.

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

As of June 28, 2013, the last business day of the registrant’s most recently completed second quarter, there was no established public market for the registrant’s common stock.

As of April 15, 2014, there were 29,367,363 shares of common stock, $0.0001 par value per share, issued and outstanding.

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

Item 1. Business

Overview

Q Therapeutics, Inc. (hereinafter Q Therapeutics, Q, we, us, our and similar expressions) conducts its business and operations through its wholly owned subsidiary, Q Therapeutic Products, Inc. (Q Products) and Q Products’ wholly owned subsidiary, NeuroQ Research, Inc. Q Therapeutics is a Salt Lake City, Utah-based biopharmaceutical company that is developing human cell-based therapies intended to treat degenerative diseases of the brain and spinal cord, the primary components of the central nervous system (CNS). Q Products was incorporated in the state of Delaware on March 28, 2002, and merged with Q Acquisition, Inc., a Delaware corporation and wholly owned subsidiary of Grace 2, Inc., on October 13, 2011. On November 2, 2011, Grace 2 changed its name to Q Holdings, Inc., and on December 10, 2012, it changed its name to Q Therapeutics, Inc.

The technology upon which these potential therapies are based was developed by Q’s co-founder Mahendra Rao, M.D., Ph.D., a leader in glial stem cell biology, during Dr. Rao’s tenure as a Professor at the University of Utah and as Head of the Stem Cell Section in the Laboratory of Neuroscience at the National Institutes of Health (NIH) Institute of Aging. Dr. Rao was one of the first scientists to identify and seek patent coverage on stem cells and their progeny cells found in the CNS. After licensing Dr. Rao’s technology from the University of Utah and NIH, Q commenced operations in the spring of 2004 to develop cell-based therapeutic products that can be sold as “off-the-shelf” pharmaceuticals.

Objectives of Q Therapeutics

Every year, hundreds of thousands of people suffer from debilitating and often fatal diseases of the brain and spinal cord. Q’s primary business objective is to develop and commercialize novel therapeutic products to treat these diseases as they represent areas of significant clinical need and commercial opportunity. Q is advancing its initial product, trademarked “Q-Cells®” to the market to treat Amyotrophic Lateral Sclerosis (Lou Gehrig’s disease or ALS), and eventually other indications, potentially including Multiple Sclerosis (MS), Transverse Myelitis (TM), Spinal Cord Injury (SCI), Stroke, Huntington’s disease, Parkinson’s disease and Alzheimer’s disease.

Initially, Q is targeting orphan diseases, where the U.S. Food and Drug Administration (FDA) can allow fast-track approvals and market exclusivity, and for which smaller, less-expensive clinical trials may be warranted. This approach can result in accelerated commercialization efforts while maintaining a financing approach focused on capital efficiency.

The Problem of Neurodegenerative Diseases

Neurodegenerative diseases are by nature complex. For most such diseases, there is not just one “cause” nor just one “disease”; there can be multiple different causes with many factors and pathways contributing to the many disease symptoms. Despite much effort by the pharmaceutical/biotechnology industry, current approaches have not been effective. Traditional drugs have focused on single disease pathways. Due to the multi-factorial nature of neurodegenerative diseases, these drugs tend to fail to treat the nerve damage caused by these diseases as they do not fully address all of the disease factors or pathways. As a result, patients suffering from these diseases can, in many cases, only hope to slow the inexorable disease progression and the associated disabilities. We believe that a worldwide market measured in the tens of billions of dollars awaits those who are successful in addressing this substantial medical need.

Q’s Approach to the Problem

A new approach is needed for treating the multimodal nature of neurodegenerative disease. Q has identified and patented a new treatment modality that provides a multi-factorial approach, bypassing the need to address individual pathways. Specifically, Q is developing a cell-based therapeutic that employs a natural cell type found in the healthy CNS: human glial restricted progenitors and their progeny cells. We call them, Q-Cells. Q-Cells produce astrocytes and oligodendrocytes, the support cells that enable the normal function of neurons. We believe that Q-Cells may provide multiple and complementary mechanisms of action in the treatment of many neurodegenerative diseases. An advantage of this approach is that one need not fully understand the mechanistic aspects of these diseases, as we are tapping into the natural cellular machinery that enables healthy systems to function. We believe this is a more realistic approach than seeking a drug that affects a single disease pathway (although the addition of Q-Cell therapy may enhance benefits seen with such single drugs). Based on data in animal models, we believe that repairing damaged neurons is a faster, more realistic and easier approach than trying to replace them. In addition to using its proprietary cellular technology in a therapeutic mode, Q might also evaluate novel ways to use Q-Cells to screen for new drugs, such as small molecule compounds, that could also provide treatments for neurological diseases.

Q’s Initial Proprietary Product—Q-Cells; Summary of Preclinical Studies

Disease arises when glial cells are damaged or destroyed, causing neurons to malfunction and eventually die. Q-Cells technology aims to treat neurodegenerative diseases by providing new, healthy glial cells to help maintain and/or restore neuron function to a more robust state.

Q-Cells achieve this through multimodal actions. They:

•	Produce growth factors and nutrients needed by neurons as well as remove compounds that are toxic to them; and

•	Form the insulating myelin layer around the axons of neurons, enabling their normal function for signal transmission.

Q-Cells accomplish these complementary functions in a process that is unique to stem and progenitor cells. They are administered into and act locally in the brain or spinal cord, where they differentiate into two mature Q-Cells glial cell subtypes found in the brain and spinal cord:

•	Oligodendrocytes which provide the myelin “insulation” around the axons of neurons required for proper signal transmission by the conducting neurons as well as nutritional support.

•	Astrocytes, which provide support to neurons through production of growth factors and other trophic support mechanisms (Figure 1).

This technology aims to restore health and function to neurons prior to their death by using the natural support mechanisms in the CNS. No current treatment can achieve this outcome.

Figure 1. The majority of the cells in the brain and spinal cord are glia cells that provide support function for the neurons. Q-Cells support the health of neurons by producing astrocytes and oligodendrocytes.

Benefits and features of Q-Cells®

Advantages of Q-Cells, determined in animal models, include:

•	Q-Cells can provide important growth factors and other trophic functions that support neuronal health, which may provide treatment options for diseases directly involving neuronal degeneration such as ALS and Parkinson’s disease.

•	Q-Cells can provide myelin repair functions for diseases or injuries involving demyelination such as MS, Transverse Myelitis, Cerebral Palsy, and Spinal Cord Injury.

•	When placed in the CNS, Q-Cells predictably replicate, migrate, and terminally differentiate into physiologically relevant glia cells: oligodendrocytes and astrocytes.

•	Q-Cells don’t give rise to appreciable numbers of neurons, reducing potential for unwanted effects due to aberrant neuronal connections.

•	The isolation process is readily scalable to good manufacturing practices (GMP).

•	Tissue-sourced Q-Cells spend little time in culture providing advantages in production.

Many normal CNS cells remain viable through a person’s life. Our clinical trials are intended to ascertain whether transplanted Q-Cells function for significant periods of time, or if periodic (e.g., annual) treatments will be more appropriate. This cell replacement approach will build on the model of successful bone marrow transplants, where stem cells from donor bone marrow replace diseased blood cells. However, unlike bone marrow transplants, Q-Cells will be banked in vials containing the cells and shipped frozen to hospitals and clinics. Thus, Q plans to sell products following the model of a traditional specialty pharmaceutical company in that Q-Cells will be prepared and inventoried in advance, and will not be generated uniquely for each patient.

The CNS has a degree of immune privilege, and Q plans to use marketed immunosuppressants for a transient period, to mitigate potential for immune rejection associated with transplants.

Q-Cells are late-stage, lineage-restricted human progenitor cells. Q has confirmed that terminal differentiation of Q-Cells in animal models is naturally restricted to astrocytes and oligodendrocytes. In contrast, earlier-state CNS stem cells (neural stem cells or neuroepithelial precursor cells, see Figure 6) can produce neurons as well as glial cells. This less-restricted differentiation potential can produce neurons inappropriately, possibly forming aberrant synaptic connections that lead to neurological complications.

All of the factors cited above lead us to believe that Q-Cells represent a desirable cell therapy approach to neurodegenerative disease.

The Science behind Q-Cells, Preclinical Results and their Application to Disease

During normal development, glia are formed by a progenitor cell called the glial-restricted precursor (GRP). Q has trademarked the human GRPs, together with their progeny, under the name Q-Cells. Q-Cells have been shown to naturally replicate, migrate and differentiate into mature glial cells in their native CNS environment. The resulting differentiated cells (astrocytes and oligodendrocytes, shown in Figure 2) then perform the essential support functions as described above. Q Therapeutics is taking advantage of Q-Cells’ natural abilities to follow the local molecular cues present in the brain or spinal cord, and intends to transplant Q-Cells® into patients to treat certain diseases where glia are defective, damaged or destroyed.

Figure 2. Q-Cells, when implanted in the brains of newborn “shiverer” mice, differentiate into both types of glial cells: Oligodendrocytes (green stain for myelin basic protein [MBP]) and astrocytes (red stain for human glial fibrillary acidic protein [GFAP]). Q-Cells Shiverer mice are genetically engineered to be born with defective myelin.

A. Diseases Involving Myelination

In demyelinating diseases such as Multiple Sclerosis and Transverse Myelitis, inflammatory attacks damage the oligodendrocytes, resulting in the loss of the insulating myelin sheath; this is the primary pathology that causes loss of proper neuronal function and can lead to neuron death. Q-Cells follow natural cues to replace the missing myelin on damaged neurons, providing restorative therapy for demyelinating diseases. Other drugs have not been able to achieve this result.

Windrem et al (Cell Stem Cell, published 2008) and Walczak with his colleagues at Johns Hopkins University (2012, unpublished data) demonstrated widespread migration of implanted human GRPs/Q-Cells and robust remyelination in the brains of “shiverer” mice (Figure 3), which are genetically engineered to be born with defective myelin. This treatment led to a substantially prolonged life span in a subset of treated mice, with many mice “cured “of the widespread dysmyelination in their brains.

Figure 3. Transplanted human GRPs differentiate into myelinating oligodendrocytes in the shiverer mouse model. Human GRPs were implanted into brains of newborn shiv/rag2-/-mice and analyzed 12 months post-transplantation. Panel A shows the presence of human cells (stained in red) throughout the brain in treated mice, and Panel B shows the presence of myelin (green) formed by the resulting human oligodendrocytes. Shiverer mice lack the ability to form functional myelin, and untreated mice were all dead within five months. The human GRPs or Q-Cells resulted in functional benefits and mice that survived long-term were essentially cured.

Sandrock et al (Regenerative Medicine, 2010) showed engraftment, migration, integration and differentiation of Q-Cells into myelin-forming oligodendrocytes and astrocytes as well as safety (no tumor formation) when implanted into newborn shiverer and shiverer/rag2-/-mice. Walczak et al (Glia, 2011) showed safety (no tumors), extensive migration, expansion into spinal cord lesions, and formation of a mature glial phenotype (in shiv/rag2-/-mice), and preservation of electrophysiological conduction across the spinal cord in rats with focal (inflammatory) spinal cord lesions. Jin et al (Journal of Neurotrauma, 2011) (Figure 4) working in rat models of traumatic spinal cord injury, showed that Q-Cells reduced cyst and scar formation at the injury site (cysts and scars can prevent healing and repair), and had beneficial effects on bladder function and did not increase sensitivity to pain (safety).

Figure 4. Benefits of Q-Cell transplantation in models of traumatic spinal cord injury. Q-Cells were transplanted into the thoracic spinal cords of athymic rats 9 days after contusion spinal cord injury. Top graph, Q-Cells resulted in amelioration of cyst formation at the injury site. Bottom graph, Q-Cells reduced formation of glial scars at the injury site. Q-Cells also reduced bladder dysfunction (see figure in the publication).

B. Neurodegeneration and Amyotrophic Lateral Sclerosis (ALS, also known as Lou Gehrig’s Disease)

Neurodegenerative diseases are characterized by the death of neurons, generally due to the lack of supporting functions that healthy glial cells provide. These diseases include Parkinson’s disease, Alzheimer’s disease and ALS. ALS is a neurodegenerative disease characterized by the progressive deterioration and loss of motor neurons resulting in muscle atrophy, progressive weakness, paralysis and ultimately death. Most ALS cases have no apparent hereditary basis; of the approximately 10% of cases that are inherited, more than a dozen different genetic mutations have been implicated. The precise mechanism(s) underlying the disease is not understood, although hypotheses include glutamate excitotoxicity mitochondrial dysfunction, protein aggregation, aberrant RNA metabolism, and protein trafficking defects. This list and the varied presentation of disease have led to the idea that multiple pathways are involved in ALS, and that therapies focusing on a single target or pathway are likely to be of limited utility in disease amelioration. In contrast, a cellular therapeutic with multimodal activities targeting the underlying support of motor neuron health on several levels may provide neuroprotection and slow or halt disease progression, and potentially even improvement.

Studies in mouse models of ALS suggest that abnormalities in astrocytes and microglia in addition to motor neurons play a role in disease onset as well as progression. Healthy astrocytes play a prominent role in CNS health, including regulation of extracellular ionic environment, providing critical amino acids and metabolites to neurons (lactate, glutamine), and regulating glutamate neurotransmission. Loss of the glutamate transporter in astrocytes is common to both genetic and sporadic ALS in humans. In both ALS patients and in animal models, there is abundant evidence that astrocyte abnormalities and physiological dysfunction can be seen many months before motor neuron degeneration and precede clinical disease [literature references include Clement et al, Science 302, 113-117 (2003); Rothstein et al Neuron 18, 327-338 (1997); Lepore et al, Nature Neuroscience 11, 1294-1301 (2008); Yamanaka et al, Nature Neuroscience 11, 251-253 (2008); Wang et al, Human Molecular Genetics 20, 286-293 (2011)]. Further, the Maragakis lab recently demonstrated that transplanting rat astrocyte precursors carrying the SOD mutation (which gives rise to ALS in people who have this mutation) into healthy rats results in degeneration of motor neurons in the previously healthy rats [Proc Natl Acad Sci on-line edition Oct 2011 10.1073 (2011)]. Together, these data are consistent with the notion that diseased astrocytes in ALS (regardless of the cause of ALS) have a role in motor neuron pathology and death, while healthy astrocytes can be protective of diseased motor neurons. This altered physiology of CNS astrocytes contributes to disease progression by resulting in further susceptibility to motor neuron loss. Supplementing diseased astrocytes with healthy cells is a promising approach for slowing and/or halting the course of ALS.

While the role astrocyte dysfunction in ALS has been established, the role of oligodendrocytes has only begun to be appreciated. The lactate transporter (SLC16A1, expressed in oligodendrocytes) has been shown to be reduced in spinal cord of ALS patients and in mouse models of ALS. Given that oligodendrocytes appear to be the main supplier of energy-rich lactate to nerve cells, treatments that boost numbers of oligodendrocytes which can deliver this critical energy-rich metabolite may slow the progression of the disease (Lee et al., Nature, July 2012). Further, selective removal of mutant SOD1 from oligodendrocytes delayed disease onset and prolonged survival in SOD1 mice and demyelination is seen in gray matter in ALS mice and men (Kang et al., Nature Neuroscience, March 2013). Together, these findings are consistent with the notion that oligodendrocyte dysfunction also can contribute to ALS.

The involvement of glial dysfunction in motor neuron loss in ALS forms the basis for the therapeutic approach of introducing healthy glia via transplantation of glial restricted progenitors (Q-Cells) into ALS patients to slow and/or halt disease course. Q-Cells may be able to functionally replace diseased host glia (both astrocytes and oligodendrocytes) thereby reducing motor neuron death and slowing or halting disease progression. The glutamate transport capacity of Q-Cells may not be the only mechanism for neuroprotection; production of growth factors; lactate transport and trophic factor delivery may also play a protective role. Glial supplementation may positively affect multiple pathways of natural motor neuron support and could therefore represent an effective cell therapy approach to ALS.

Dr. Maragakis and his colleagues have demonstrated the validity of this hypothesis, showing therapeutic benefits following transplantation of healthy rat GRPs into the SOD1 rate model (Lepore et al, Nature Neuroscience 11, 1294-1301 (2008)). Administration of rate GRPs (the rate cells homologous to human Q-Cells) into the cervical spinal cord after the onset of disease enhanced survival and motor function.

Figure 5. Beneficial effects of GRPs in rat model of ALS. Healthy rat GRPs were transplanted into the cervical spinal cords of the rat SOD1 model of ALS after symptoms of disease onset. Left graph: Survival after disease onset approximately doubled in the group treated with rat GRPs. Right graph: Motor score increased significantly in rats treated with rat GRPs.

The above study in the rat ALS model (Figure 5), which targeted cervical motor neurons, documented that following GRP transplantation in this model of ALS, sparing of the motor neurons that innervate the diaphragm (the phrenic nerve) and hence control respiratory function occurred. Further GRP transplantation resulted in lifespan extension and improvement in grip strength. Importantly, these preclinical animal experiments have demonstrated clinically relevant improvements in diaphragmatic electrophysiology, resulting in the maintenance of diaphragmatic function. Using the same transplantation paradigm, robust survival and wide spread distribution of Q-Cells has been demonstrated following transplantation into the cervical spinal cord of SOD1 mice. In these studies, Q-Cells differentiated into mature glial cells but not unwanted neurons, one demonstration of safety (Lepore et al. 2011).

Initial Clinical Trial Plans in ALS patients

In January 2012, we held a productive pre-IND meeting with the FDA to discuss Q-Cells for the treatment of ALS during which we discussed preclinical animal study requirements, cell manufacturing and clinical trial design and protocol. The FDA is supportive of our approach and required that we complete definitive GLP safety studies in preparation for our first in man clinical trial. In December 2012, we initiated these studies to demonstrate the biodistribution of Q-Cells injected into the cervical spinal cord and the lack of tumor formation. Final data from these studies is expected during Q3 2014. To date, we have not seen any safety issues associated with Q-Cells. We plan to complete the in-life portion of all requisite GLP preclinical safety and device studies during the first half of 2014 with the intention of submitting our IND to the FDA during the latter part of the year.

The initial clinical sites for our planned Phase 1/2a study include Emory University School of Medicine and Johns Hopkins University School of Medicine, both institutions with a leadership position in ALS clinical research.

We anticipate commencing enrollment in our Phase 1/2a clinical study in 12-15 ALS patients in late 2014 pending a favorable and timely review by the FDA. It is anticipated that the two site trial will be completed in 18-24 months pursuant to the initiation of enrollment, pending a favorable and timely review by the FDA. The end points of the Phase 1/2a clinical trial are safety of Q-Cells administration as a primary measure, with surrogate measures of biological activity and efficacy as secondary endpoints.

Upon completion of the initial 12-15 patients treated in the trial, we plan to meet with the FDA to discuss an extended Phase 2a trial consisting of 20 additional patients. We have ongoing discussions with investigators at the University of California at San Francisco and the University of California at San Diego who have demonstrated interest in participating in an expanded trial.

Subsequent Clinical Trials

We believe our proprietary Q-Cells will have broad applicability across myriad neurodegenerative diseases and injuries of the CNS beyond ALS. Potential therapeutic indications for our Q-Cells include Transverse Myelitis, Huntington’s disease, Multiple Sclerosis, Spinal Cord Injury, Stroke, Parkinson’s and Alzheimer’s disease.

Following the initiation of our clinical trial with Q-Cells in ALS, we plan to pursue additional orphan indications for Q-Cells that demonstrate their inherent broad capability and multiple mechanisms of action. This approach can result in accelerated commercialization efforts while maintaining a financing approach focused on capital efficiency. We believe that following this strategy will lead to partnerships with larger biotechnology, pharmaceutical, or cell therapy companies for larger indications which may include multiple sclerosis, stroke, Parkinson’s and Alzheimer’s disease where larger clinical trials and more substantial sales and marketing programs are necessary to access the markets. In addition, we intend to pursue improvements in manufacturing processes that lead to larger production runs as well as derivation of our product from multiple tissue sources. These efforts should, in turn, lead to more efficient and diversified manufacturing capabilities for Q Therapeutics and a broader patent portfolio, allowing for deeper penetration of both existing and new markets.

Q-Cells—Benefits of Localized Therapy

The ability of animal results to predict human results, and accordingly the drug development risk profile, depends on many factors including:

(1) The pharmacokinetic and metabolic profiles of a drug in animals vs. humans, which can greatly influence both efficacy and safety;

(2) How the drug affects the target diseased and disease-causing tissues; and

(3) What the drug does to non-target cells.

Many drug candidates fail in development because they affect not only their intended target but have toxic off-target effects in other organ systems, as well. For example, a drug intended to treat headache pain may fail to become a commercial product due to unacceptable toxic systemic effects in other organs, e.g., heart or kidneys. Q-Cells are a localized treatment in the CNS. Studies conducted by Windrem et.al. (Cell Stem Cell 2, 553-565(2008)) indicate that human GRPs stop at the boundary where the CNS meets the peripheral nervous system. Q anticipates that this localized nature of the planned Q-Cell therapy may reduce risk from systemic toxicity, which Q believes may reduce the risk of drug failure in early clinical trials due to systemic toxicities. Additional animal safety studies are being conducted to establish safety both locally in the spinal cord and brain as well as systemically before initiating clinical trials.

Validation of Q’s Technology and Approach

Q’s technology, approach and progress have been validated by several outside groups. In 2008, Invitrogen, Inc. (subsequently Life Technologies, Inc., now Thermo Fisher Scientific, Inc.) conducted diligence on Q prior to making an investment of $2.6 million. In 2009, Q received confirmation of notice of award of a $4 million milestone-driven NIH grant, which involved review by top scientists in the neurology, regenerative medicine, and ALS areas (at Harvard University, Columbia University, University of Wisconsin). To obtain each subsequent year of grant funding, NIH reviewed and confirmed the progress on developmental milestones. In 2011, Cephalon (now Teva), did extensive diligence prior to making an investment of $3.7 million into Q, following its 2010 investment in Mesoblast, another cell therapy company. The quality of our academic collaborations also attests to what we have been able to accomplish in our development of Q-Cells. Finally, the granting of multiple patents on our intellectual property validates the inventiveness and provides further value to the Company.

The funding received from these sources has enabled Q to characterize and develop manufacturing protocols for Q-Cells, transferring them to a GLP/GMP manufacturing facility, obtain animal data in multiple models of neurodegenerative disease (diseases of myelination- multiple sclerosis, transverse myelitis and general dysmyelination; spinal cord injury, ALS), generate much of the preclinical data package that will support IND filing, and obtain numerous patents.

Q Therapeutics’ Collaborative Business Model

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

Collaborations and Grant Funding

Q Therapeutics pursues opportunities to obtain grant funding from government and private organizations when such grants are aimed at an area that augments Q’s internal development efforts. Generally, we seek opportunities that have the potential to provide funding over several years and that can advance programs into clinical development. We normally seek qualified academic collaborators to work with us on these programs to complement our internal developmental expertise. Grant funding is very competitive to obtain, and it is normal to apply for many grants for each one funded. As applying for grants requires expenditure of internal resources, Q is selective as to which grant opportunities it will pursue that are aligned with our corporate goals. To date, Q has been the beneficiary of:

1) Two SBIR Phase 1 grants (~$120,000 each);

2) A 4 year, $4 million (in direct costs) grant from National Institutes of Health (NIH) to help fund the preclinical studies of Q-Cells to result in submission of an IND to treat ALS patients;

3) An $850,000 grant from the Maryland Stem Cell Fund, to help fund preclinical studies with Johns Hopkins on Q-Cells for treatment of ALS; and

4) A $250,000 grant from the Neilsen Foundation to fund studies of Q-Cells in traumatic spinal cord injury.

Q Therapeutics works in conjunction and maintains collaborations with the highly respected laboratories of Dr. Nicholas Maragakis, Dr. Piotr Walczak and Dr. Itzhak Fischer. The collaborations with these laboratories do not involve any milestone or royalty payments or any form of agreement for compensation of any kind. Material transfer agreements cover the supply and use of cells from Q to the collaborators. To date, most of their research has been funded through grant funding from the NIH, Maryland Stem Cell Fund, and the Neilsen Foundation.

The NIH grant that has funded the collaboration with Dr. Maragakis’ laboratory is in its 3rd year, with renewal for the 4th pending achievement of certain milestones. Approximately $800,000 to $900,000 in direct costs was funded in each of year one and two, with a year three award of $1.0 million for direct costs. Year three funding was primarily devoted to Q-Cell production at the University of Utah, antibody production at Goodwin Biotechnology, Inc., and GLP safety studies at MPI Research to support the Company’s IND submission for ALS.

Material Terms of the NIH Grant

The NIH grant is intended to fund work leading to an IND submission for use of Q-Cells in the treatment of ALS. The grant was issued directly to our collaborators and covers costs that would otherwise be borne by Q, including our collaboration with Dr. Maragakis’ laboratory, the University of Utah, MPI Research and Goodwin Biotechnology. In December 2012, the Company was notified of a sub-award as part of grant funding awarded to The Johns Hopkins University from the National Institute of Neurological Disorders and Stroke (NINDS) of the National Institutes of Health. The Company was notified of a sub-award for the 2012-2013 grant plan year for $631,383, of which the Company received $491,977 and the balance was paid directly to a third-party supplier.

Q Therapeutics has the proprietary rights to the cells that are the subject of all of these grants.

Agreement Terms of Maragakis Collaboration

With respect to the Maragakis collaboration, Q provides technical expertise as well as product for testing and actively assists with experimental design and analysis. The Maragakis Laboratory provides its technical expertise and carries out experiments as mutually agreed upon with Q Therapeutics. Q maintains all rights to the Q-Cells product. Upon the development of any new intellectual property in which technologies outside of Q-Cells are involved, Q Therapeutics has the right of first negotiation to obtain an exclusive license on such innovation with Johns Hopkins University.

Future Collaborations with Third Parties

We are in discussions with third parties about collaborating in the development of our Q-Cell® product and may, under the right terms, enter into one or more partnership(s) to advance the program.

Manufacturing

Q Therapeutics has developed manufacturing protocols to isolate Q-Cells® directly from somatic or fetal cadaver tissue, without the need for additional differentiation in vitro. Q has developed proprietary methods to expand the cells at this stage to enable treatment of many patients from each preparation. Q’s strategy is to start with the most straightforward path: isolate and characterize unmodified cells that are already, naturally, at the desired stage of differentiation, to achieve proof of activity in clinical trials. Q believes that this strategy enables development of Q-Cells and other cellular therapeutics in the most cost and time-effective manner.

Q Therapeutics will use a centralized laboratory (contract GMP cell production manufacturer) for cell isolation and expansion and to provide the necessary quality control. The clinical transplant sites will receive frozen cells, which they will subsequently thaw, wash and inject into the target site of the patient. Use of allogeneic cells (i.e., cells derived from tissue and not obtained from the patient), rather than autologous cells (cells derived from the patient’s own tissues) both enables use of what Q believes may be the most effective healthy cells as well as permits cell therapy to be an off-the-shelf treatment, promoting more widespread use. The manufacturing of the Q-Cells is done via a proprietary process developed by Q. This process can be shared with Q’s contract manufacturer of choice, or with several manufacturers to mitigate the risk of loss of any one manufacturing subcontractor.

Q Therapeutics is currently working with the GLP/GMP Cell Therapy and Regenerative Medicine Facility (CTRM) operated by the University of Utah. Q may seek other manufacturers as its development programs progress once Q-Cells® have been approved for commercial sale.

Manufacturing Agreement with the University of Utah

In December 2011, Q Therapeutics entered into a service and supply agreement with the University of Utah for an initial period of five years, with an option to renew the agreement on an annual basis. The basic terms of the agreement stipulate the pricing for the manufacturing and processing of batches of cells and the index to be used for any price modifications, the granting of non-exclusive rights to the CTRM work product, and a non-exclusive, non-transferable and royalty-free license to the University of Utah to manufacture Q-Cells for use by Q and by collaborators specified by Q, with payment of manufacturing costs to the University of Utah. Either party can terminate the agreement upon appropriate notice.

Manufacturing Agreement with Goodwin Biotechnology

Q Therapeutics has an agreement with Goodwin Biotechnology (GBI) which specifies the contract research to achieve GMP production and conjugation of the antibody used in cell purification for manufacture of Q-Cells. Q maintains all rights to the products. The Agreement with GBI, which sets out obligations of GBI to provide process development and GMP manufacture and stability studies of the antibody originally provided by Q, is close to completion with stability studies ongoing. Q Therapeutics can terminate the project at any time, subject to a cancellation penalty.

Figure 6. Stem and progenitor cells of the brain and spinal cord. Q-Cells can be derived from pluripotent stem cells (e.g., ESCs or iPSCs) or isolated from somatic tissue sources (called Adult Stem Cells). Q Therapeutics’ strategy is to start with the more straightforward path: isolate and use unmodified cells that are already, naturally, at the desired cell type. Q believes that the restricted fate of Q-Cells lowers the chance of unwanted side effects, such as inappropriate production of neurons. NRP = neuronal restricted precursor, GRP = glial restricted precursor, APC = astrocyte precursor cell, OPC = oligodendrocyte precursor cell.

Q-Cells® Can Be Obtained from a Variety of Sources

Q-Cells® can be obtained from a variety of sources (Figure 6, including: (i) from somatic tissue (termed adult stem cells, isolated from fetal or adult tissue), (ii) differentiated from CNS stem cells [neuroepithelial stem cells (NEP) or neural stem cells (NSC)] which can be isolated from somatic tissue or derived from pluripotent cells), or (iii) differentiated from pluripotent cells (e.g., embryonic stem cells (ESC) or other pluripotent cells such as induced pluripotent stem cells (iPSC)). Q Therapeutics has intellectual property (IP) covering multiple sources, giving it a broad IP position. Because of this broad IP position, Q has the ability to follow a development path that enables cost and time-efficient development of its cellular therapeutics. For these reasons, Q has chosen to develop its initial Q-Cells® product by isolating the cells directly from somatic (fetal brain) tissue, followed by expansion in the production facility, as this provides cells that are at the desired cell type without the need for additional in vitro differentiation.

Q Therapeutics’ Intellectual Property

Q Therapeutics has exclusive worldwide rights to its Q-Cells product, through an agreement with the University of Utah Research Foundation (UURF or the Foundation) and through owned, internally developed intellectual property. The Q patent portfolio encompasses five families of neural lineage progenitor or stem cell technologies. Currently, Q has rights to 18 issued patents plus U.S. and international patents pending encompassing composition of matter, methods of production and methods of use of multiple cell types of the CNS (including Q-Cells) as well as some of the peripheral nervous system, giving us a strong intellectual property position for Q-Cells as well as other neural lineage cells. Some of our patents are the subject of a license agreement with the University of Utah and the NIH. This license provides for royalties on Q Therapeutics’ and sublicensees’ sales and contains due diligence obligations and related provisions; a portion of the consideration to the University of Utah was equity in Q. In addition, Q has exclusive rights to internally developed patent applications on its glial cell products, as well a non-exclusive license to two patents on the delivery device.

Terms of License Agreement with the University of Utah Research Foundation

The License Agreement (the “Agreement”) with the Foundation obligates Q Therapeutics to diligently proceed with development, manufacture, sale and use of licensed products through the term of the Agreement.

Pursuant to the Agreement, Q Therapeutics has an obligation to make milestone payments to the University of Utah. More specifically, approximately $1.3 million in total milestone payments will be due to the Foundation for each product that receives market approval, with most of the payment weighted towards approval. Additionally, the Foundation is entitled to royalties resulting from the sale of products designated for human therapeutic use.

To date, less than $1,000,000 has been paid in aggregate pursuant to these contractual payment obligations. The term of the Agreement spans the life of the patents. The Foundation can terminate the Agreement for uncured default after a 30-day notice. Q Therapeutics may terminate the Agreement at any time without cause upon 90 days notice.

Trademarks

Q also holds a U.S. Trademark to its first product name, Q-Cells (serial number: 78869175; registration number: 3,385,490), and U.S. and International Trademarks/Service marks to: Q Therapeutics® (U.S. serial number: 78-415,125; U.S. registration number: 3,280,432; international registration number: 867,474).

Patents and Patent Applications

Q’s issued/granted patents and patent applications that are licensed or owned by Q include the following:

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

GRANTED Canadian patent 2,289,021

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

PCT/US2003 /002356, filed 1/23/03, published PCT application

Pure Populations of Astrocyte Restricted Precursor Cells

Mahendra S. Rao, Tahmina Mujtaba, YuanYuan Wu and Ying Liu

granted Canadian patent 2,473,749

Pure Populations of Astrocyte Restricted Precursor Cells

Mahendra S. Rao, Tahmina Mujtaba, YuanYuan Wu and Ying Liu

2004-7011381, filed 1/23/03, published South Korean patent application

Pure Populations of Astrocyte Restricted Precursor Cells

Mahendra S. Rao, Tahmina Mujtaba, YuanYuan Wu and Ying Liu

ISSUED U.S. patent 8,673,292

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

published U.S. Patent Application Serial No. 13/435,424

Methods and Compositions for Expanding, Identifying, Characterizing and Enhancing Potency of Mammalian-

Derived Glial Restricted Progenitor Cells. Robert Sandrock, James Campanelli and Deborah A. Eppstein,

PCT/US2010/055956, filed November 2010, published PCT application

Methods and Compositions for Expanding, Identifying, Characterizing and Enhancing Potency of Mammalian-

Derived Glial Restricted Progenitor Cells. Robert Sandrock, James Campanelli and Deborah A. Eppstein, pending

Australian Application No. 2010319680

Methods and Compositions for Expanding, Identifying, Characterizing and Enhancing Potency of Mammalian-

Derived Glial Restricted Progenitor Cells. Robert Sandrock, James Campanelli and Deborah A. Eppstein, pending

Canadian Application No. 2780541

Methods and Compositions for Expanding, Identifying, Characterizing and Enhancing Potency of Mammalian-

Derived Glial Restricted Progenitor Cells. Robert Sandrock, James Campanelli and Deborah A. Eppstein, pending

Chinese Application No. 201080051269.2

Methods and Compositions for Expanding, Identifying, Characterizing and Enhancing Potency of Mammalian-

Derived Glial Restricted Progenitor Cells. Robert Sandrock, James Campanelli and Deborah A. Eppstein, pending

Hong Kong Application No, 13102272.0

Methods and Compositions for Expanding, Identifying, Characterizing and Enhancing Potency of Mammalian-

Derived Glial Restricted Progenitor Cells. Robert Sandrock, James Campanelli and Deborah A. Eppstein, pending

EP Application No. 10830580.6

Methods and Compositions for Expanding, Identifying, Characterizing and Enhancing Potency of Mammalian-

Derived Glial Restricted Progenitor Cells. Robert Sandrock, James Campanelli and Deborah A. Eppstein, pending

Japanese Application No. 2012-538881

Methods and Compositions for Expanding, Identifying, Characterizing and Enhancing Potency of Mammalian-

Derived Glial Restricted Progenitor Cells. Robert Sandrock, James Campanelli and Deborah A. Eppstein, pending

UA Application No. 13/508,803

In September 2012, Q Therapeutics entered into two non-exclusive sublicenses with Neuralstem, Inc. for the following patents related to the clinical delivery device that Q intends to use:

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

In addition, Q has entered into out-license agreements with Life Technologies, Molecular Transfer, Inc., and XCell Science, Inc. (XCell), under which the licensees may develop, manufacture and sell certain cell products covered by Q’s IP for research and drug discovery use only, for which Q (or its subsidiary NeuroQ) is anticipated to receive royalty payments, and in the case of XCell, Q may provide certain payments for research activities.

CNS Therapeutic Market Overview

The global CNS therapeutics market is projected to be nearly US$133 billion by the year 2018. The primary market drivers are the increase in disease prevalence rates due to aging population, introduction to new classes of drugs, and increased expenditure on healthcare. (“CNS Therapeutics: A Global Strategic Business Report,” Global Industry Analysts Inc., February 2013). In addition, the reported incidence of CNS disorders is increasing due to better diagnostic techniques. The global CNS therapeutics market is comprised of three main segments:

(1)	Neurology (e.g. Parkinson’s and Alzheimer’s diseases, MS, Spinal Cord Injury, ALS)

(2)	Psychiatry (e.g. Depression, ADHD, Schizophrenia)

(3)	Pain (e.g. Migraine)

While the psychiatry market represents nearly half of all dollars spent on CNS drug therapies, the neurology segment of the market is the fastest growing. The United States represents approximately half of this global market and, until recently, was realizing the fastest growth rates. This is the result of three factors: higher prices charged for the drugs themselves compared to other markets; the larger volume of patients seeking treatment; and the higher rates of pharmacotherapy compared to other countries. The Asia/Pacific market for CNS drug therapy is now the most rapidly growing as these factors begin to make an impact on the worldwide market.

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

The annual worldwide pharmacotherapy market for MS is approximately $10 billion. MS is estimated to affect 2.5 million people worldwide. The vast majority of all approved MS therapies seek to slow disease progression by “knocking down” the autoimmune component of the disease, which causes the damage and destruction of the myelin sheath that surrounds the neurons. However there is no approved product that repairs this damage once it has occurred. Thus, while current therapies may slow or even halt the progression of the disease, once the damage is done, there is currently no means of repairing that damage. This represents a substantial unmet need in the MS disease space.

Similarly, there is only one approved drug for the treatment of ALS. This drug, Rilutek®, prolongs the life expectancy of ALS patients by approximately 60-90 days. ALS is always fatal, and there are no approved drugs that substantially slow or halt the progression of the disease, much less reverse its devastating effects. This represents another unmet need in the CNS therapeutic market. Given the estimated prevalence of ALS in the U.S. is approximately 30,000 patients; it is classified as an orphan disease.

Considering these and many other shortcomings in the approved pharmacopeia for injuries and diseases of the CNS, there is an opportunity to substantially expand the CNS therapeutic market with new technologies that address the unmet needs. Cell-based therapy holds the promise of significantly expanding the CNS market and satisfying the unmet needs that exist.

The Potential of Cell-Based Therapy

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

Market Opportunity for Q Therapeutics

Q Therapeutics aims to change the way medicine is practiced in the treatment of many debilitating and often fatal diseases of the brain and spinal cord by bringing to market a patented cell-based therapeutic that addresses substantial unmet needs in the CNS therapeutic market today. Q Therapeutics believes that its initial Q-Cells product could meet a variety of these needs across a number of CNS diseases. By demonstrating that Q-Cells are safe and effective first in smaller orphan indications and later in larger target markets, Q Therapeutics believes it can both augment and/or displace current therapeutic approaches as well as expand the therapeutic market in currently untreatable CNS conditions. Should this prove true, Q-Cells would address a multi-billion dollar market opportunity in treatment of neurodegenerative diseases for which there are no effective treatments.

Q intends to bring Q-Cells to the market first to treat ALS to demonstrate the safety and efficacy of its cell-based therapeutic. Q also intends that Q-Cells will be brought to other indications potentially including TM, MS, Spinal Cord Injury, Huntington’s disease, Stroke, Parkinson’s and Alzheimer’s diseases. Q estimates that the annual market opportunity for its initial orphan disease targets exceeds $1 billion worldwide. Application of its Q-Cells product to other larger market diseases such as MS would substantially expand the market available to Q.

Orphan Disease Strategy for Initial Commercialization

Q’s first commercial targets are orphan diseases with billion-dollar market potential. The Orphan Drug Act of 1983 (in this paragraph, the Act) defined an “orphan drug” as a therapy intended to treat rare “orphan” diseases, those affecting fewer than 200,000 Americans. The benefits provided by the Act may include more rapid regulatory timelines, tax benefits, and seven-year market exclusivity for the first product approved for an indication. Despite the smaller numbers of affected patients, orphan diseases often have highly motivated patient advocacy groups that are eager to assist companies with patient recruitment and therapeutic development. Moreover, substantial annual per-patient treatment prices effectively offset the relatively small patient populations. Due to the focused nature of marketing permitted by targeting orphan indications, Q might be able to capture a significant portion of the U.S. market for certain orphan diseases without need for a major marketing partner, provided that it has adequate financial resources. This ability to target patients suffering from orphan diseases also provides an incentive to potential Q development partners with interest in funding development costs and providing developmental expertise in exchange for marketing rights.

In September 2013, we received notice from the FDA that our orphan drug request of human glial progenitor cells and their progeny had been granted for the treatment of ALS patients in the U.S. We expect to file requests or similar designation in Europe and Japan.

Q Market Development Strategy – Orphan Indications First, Larger Markets Follow

By targeting orphan diseases first (ALS, TM and SCI), Q can continue its strategy of increasing the value of the Company in a capital efficient manner by taking advantage of the benefits of the Act. Evaluation of Q-Cells in these various neurodegenerative diseases provides multiple opportunities for success utilizing this single therapeutic product. We believe that such success will be very attractive to larger pharmaceutical and biotechnology companies who will want to partner with us in the application of Q-Cells to larger markets where the development and sales capacity of those partners can be advantageous. Q-Cells offer multiple repair mechanisms from one product due to Q-Cells’ ability to differentiate into both oligodendrocytes and astrocytes. We have broadly characterized the disease targets into three general but overlapping groups: diseases primarily of myelination deficiencies, diseases where neuronal loss is the dominant mechanism, and diseases where both of the above come into play. Evaluation of Q-Cells® in these various neurodegenerative diseases provides multiple opportunities for success utilizing this single therapeutic product.

Amyotrophic Lateral Sclerosis (ALS), also called Lou Gehrig’s Disease

ALS is diagnosed in 5,000-6,000 new individuals per year in the U.S., comparable in annual incidence to Multiple Sclerosis. Patient death generally occurs two to five years after diagnosis, resulting in an estimated U.S. prevalence of 30,000 with 450,000 people living with ALS worldwide (ALS Therapy Development Institute). ALS is a neurodegenerative disease causing progressive deterioration and loss of motor neurons, affecting both upper and lower motor neurons. The loss of nerve stimulus to specific muscles results in atrophy and progressive weakness that leads to paralysis. Death usually results from respiratory failure.

There is no curative treatment for ALS. The only drug approved for treatment for the disease—riluzole (Rilutek®)—is believed to reduce (but not reverse) damage to motor neurons by decreasing the release of glutamate, and prolongs survival by only 60-90 days. Costs for treating individuals with advanced ALS can cost an average of $200,000 a year.

The rationale for a clinical trial using Q-Cells to treat ALS patients has been described above.

Multiple Sclerosis and Transverse Myelitis

Q is also evaluating Q-Cells in animal studies for MS, a chronic autoimmune-triggered demyelinating neurodegenerative disease, and Transverse Myelitis (TM), a related but acute, localized inflammatory disease of the spinal cord. Multiple clinical and pathological studies suggest that there are many common features of the inflammation and neural injury between TM and MS, with a shared primary pathology of demyelination due to immune attack destroying the oligodendrocytes.

Multiple Sclerosis

The annual worldwide pharmacotherapy market for MS is approximately $10 billion. Diagnosis of MS typically occurs between 20 and 40 years of age with over 2.5 million people worldwide estimated to have been diagnosed (National MS Society). While MS is rarely fatal in the short term, individuals diagnosed with MS are usually required to implement both temporary and/or permanent modifications to their lifestyle as they experience the varying range of MS symptoms. Currently, the vast majority of all approved MS therapies seek to slow disease progression by “knocking down” the autoimmune component of the disease, which causes the damage and destruction of the myelin sheath that surrounds the neurons. However, there is no approved product that repairs this damage once it has occurred. Thus, while current therapies may slow or even halt the progression of the disease, once the damage is done, there is currently no means of repairing that damage.

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

Due to the similarity of the lesion pathology in TM and MS, demonstration of efficacy of remyelination in the orphan disease TM may be an indicator for efficacy in the more prevalent disease of MS. The rationale for using Q-Cells in these indications is based on data obtained using both animal and human GRPs in models of disease.

Demonstration of remyelination in lesions in TM and MS patients may also be relevant for developing treatments of other diseases in which demyelination is a significant factor such as cerebral palsy, white-matter stroke and certain traumatic spinal cord injuries. Shiverer is an established myelin-deficiency model in which the entire CNS is defective in normal myelination. Q and its collaborators at Johns Hopkins have demonstrated that Q-Cells engrafted into shiverer (a) effectively compete with host (defective) oligodendrocytes, (b) myelinate host axons resulting in normal myelin and (c) demonstrate benefits in a focal inflammatory spinal cord lesion model (Figure 7, Q data; Walczak et al, GLIA 59 , 499-501 (2011)). Others have shown that human GRPs transplanted into shiverer/rag2 mice extended survival of a portion of the mice (Windrem et al, Cell Stem Cell 2, 553-565 (2008)). They also documented that the implanted human cells interacted effectively with the host proteins and did not leave the CNS. The efficacy of a localized treatment that does not produce toxicities in other organs is a significant finding. This is supported further by an extensive body of literature demonstrating remyelination by rodent glial precursors and related cells in multiple animal models [including publications from Blakemore (1999), Ben Hur (2006), Cummings (2005), Duncan (2004, 2005), Goldman (2008), Keirstead (2004, 2005), Whittemore (2010), Rao (1997-2010), Sandrock (2010), and Walczak (2011).] This myelination has occurred in both the presence and the absence of an ongoing inflammatory process.

Figure 7. Myelination resulting from implanted Q-Cells production of oligodendrocytes.

Shiverer is a mouse with a mutation that produces defective myelin basic protein (MBP) and hence defective myelin. Q-Cells implanted in shiverer/rag2 brain mature into oligodendrocytes that produced normal MBP (green). All MBP seen here is produced by Q-Cells that matured into oligodendrocytes.

Traumatic Spinal Cord Injury

Approximately 12,000 people are paralyzed each year in the U.S. due to a traumatic spinal Cord Injury (SCI) and it is estimated that over 270,000 people are living with Spinal Cord Injury in the U.S. (National Spinal Cord Injury Statistical Center, Birmingham, Alabama). The average age of occurrence for SCI is 41. This has tremendous costs both in terms of patient care, lost productivity as well as quality of life. Average medical costs are estimated at between $15,000 - $30,000 a year with an estimated lifetime cost up to $3.0 million depending on the severity of the injury and the age at which the injury occurred. It has been projected that the U.S. could save up to $400 billion in future healthcare costs if there were effective therapies to treat and prevent spinal cord injuries (Christopher and Dana Reeve Foundation, Centers for Disease Control, University of Alabama National Spinal Cord Injury Statistical Center).

Q has collaborated with Itzhak Fischer, PhD, at Drexel University to test Q-Cells in animal models of traumatic Spinal Cord Injury. Recently published studies by Q and its collaborators at Drexel document the safety and statistically-significant, reproducible, disease modifying activity of Q-Cells transplanted into the injury site in an athymic rat model of thoracic contusion SCI (Jin et al., J Neurotrauma; 28(4):579-94; 2011).

Parkinson’s Disease

Parkinson’s Disease (PD) affects more than one million patients in the U.S., with approximately 60,000 new cases diagnosed each year (Parkinson’s Disease Foundation). Due to the increase in the aging population, it is anticipated that the number of individuals diagnosed with PD will continue to increase. PD involves the breakdown and death of vital nerve cells, or neurons, found in the substantia nigra of the brain. These neurons normally secrete dopamine, and lack of dopamine leads to symptoms such as shaking, rigidity, difficulty and slowness in movement, and postural instability. While the cause of PD is currently unknown and there is no cure, there are therapies available to manage its symptoms, but they become less effective as the disease progresses. Combined direct and indirect costs of treating PD in the U.S. alone are estimated to be $25 billion a year with medication costs averaging $2,500 a year. If surgery is needed, the costs can approach up to a $100,000 per patient.

Although patients initially respond to treatment with L-dopa or dopaminergic agonists, over time this response decreases. Several early trials have found that administration of single growth factors failed to provide meaningful clinical benefits in PD patients. Studies in animal PD models have suggested non-cell autonomous killing of neurons, with diseased astrocytes playing a critical initiating role. Astrocytes in culture exert a protective effect on neuronal cells in a setting where both cell-types are co-cultured. Studies in a primate model of PD showed functional benefits after implantation of neural cells. Upon autopsy, a large number of progeny astrocytes were found juxtaposed with the host nigrostriatal circuitry suggesting that the “homeostatic adjustments” to the microenvironment results in preservation of the remaining host nigrostriatal pathway (Redmond et al, Proceedings of National Academy of Sciences USA 104, 12175–12180 (2007)). As Q-Cells produce healthy astrocytes, this provides potential for protective effects including those via production of multiple growth factors and other trophic support, rather than relying on a single factor. Q anticipates that it will pursue studies of Q-Cells in Parkinson’s disease models upon availability of appropriate additional funding.

Other Disease Targets

Q-Cells provide a platform technology that may be useful to treat not only demyelinating diseases, but other neurodegenerative diseases that can benefit from the neuronal support provided by growth factors and other trophic support by Q-Cells. The patient populations and markets for Q’s follow-on therapeutic targets may be substantial, in addition to the opportunity in ALS, MS, TM, SCI and PD discussed above.

Alzheimer’s Disease

Alzheimer’s Disease (AD) is a progressive, neurodegenerative disease characterized by abnormal clumps (amyloid plaques) and tangled bundles of fibers (neurofibrillary tangles) in the brain. Symptoms include memory loss, language deterioration and confusion and eventually lead to loss of cognition and personality. Currently, there is not a way to prevent, cure or even delay its progression. It is the 6th leading cause of death in the U.S. and is estimated to affect about 5.2 million people in the U.S., with annual healthcare costs in excess of $200 billion. The number of patients is projected to reach 16 million by 2050 (Alzheimer’s Association, 2012).

Transplantation of neural cells that produce glial cells (both astrocytes and oligodendrocytes) as well as transplantation of astrocyte precursors, provided benefits in AD models, rescuing neurons and improving memory (Hampton et al, Journal of Neuroscience 30(3), 9973-9983 (2010); Blurton-Jones et al, PNAS 106(32), 13594-13599 (2009)). Since Q-Cells mature into glial cells after transplantation, Q believes there may be an opportunity for use of Q-Cells potentially to both slow decline and/or restore function for AD patients. Q will explore collaboration to further investigate the efficacy of Q-Cells in animal models once appropriate financing has been obtained.

Huntington’s Disease

Huntington’s disease is a fatal neurodegenerative disease caused by a hereditary mutation in the Huntington gene. Symptoms are normally manifested in adult life, resulting in decline in muscle coordination and cognitive function, as well as psychiatric problems, with death usually ensuing after 20 years from onset of visible symptoms. Approximately 30,000 people in the U.S. have been diagnosed with Huntington’s disease (Huntington’s Disease Society of America).

Traumatic Brain Injury

It is estimated that 1.7 million people in the U.S. sustain a Traumatic Brain Injury (TBI) each year with approximately 5.3 million Americans living with a TBI related injury (Centers for Disease Control and Prevention). In 2010, it was estimated that direct and indirect medical costs for those with TBI were approximately $76.5 billion.

Other than acute phase treatments to prevent further injury (e.g., surgery to relieve pressure build-up), treatment of headaches, seizures and physical rehabilitation, there is no treatment for and nothing to reverse TBI. The multiple support functions of Q-Cells may be beneficial in achieving recovery from TBI.

Cerebral Palsy

Cerebral Palsy (CP) has a U.S. patient population of about 764,000 children and adults (United Cerebral Palsy) and refers to any of a number of neurological disorders that permanently affect muscle coordination and mobility. No cure currently exists, but the earlier the disease is diagnosed in an individual’s life, the higher likelihood there is of being able to improve muscle function and coordination. An initial target may be for spastic diplegia, which involves injury to the cerebral cortex and represents approximately 70% of CP. As Q-Cells can provide myelinating oligodendrocytes, they may provide benefits to CP patients.

Stroke

Stroke afflicts almost 800,000 people and is the fourth leading cause of death in the U.S, with total annual direct and indirect costs over $73.7 billion (National Stroke Association Fact Sheet). Market projections are significant even if only a small portion of these patients were treated. Q-Cells may be beneficial in treating stroke both for restoring myelination, as well as the support provided by astrocytes to restoring neuron function.

Leukodystrophies and CNS storage diseases

These are several inherited pediatric diseases for which the molecular cause is known to involve a single gene defect. There are no treatment options for most of these diseases, often resulting in death at a young age. Although a few companies including Genzyme/Sanofi and Biomarin have developed enzyme replacement therapies to successfully treat systemic manifestations of a few of these diseases, the systemically administered enzyme pharmaceuticals do not cross the blood-brain barrier to treat CNS targets. Such CNS diseases may provide future opportunity to Q as there are many storage disorders with severe CNS manifestations that involve destruction of oligodendrocytes with concomitant demyelination. Q-Cells, as they are transplanted directly into the CNS, may be able to provide both the missing enzyme in the CNS as well as replace the destroyed oligodendrocytes and thus provide remyelination.

Peripheral Neuropathies

Peripheral Neuropathies have no effective treatments. In addition to causing severe pain, they are a leading cause of amputations in the developed world. Eight million diabetes patients have neuropathy in the U.S. alone. Q has patents on cells that support the peripheral nervous system.

Competition

The competitive landscape involves companies working on a range of alternative treatments for diseases of the CNS including traditional drug products, protein therapeutics, gene therapy and different types of cell therapy. A handful of companies are exploring the possibility of harnessing the power of stem cells to treat neurodegenerative disease, though no clear leader has emerged. Q believes that Q-Cells are different from other cell therapy products both in their novel mechanism of action/capabilities as well as the cost-effective methods of production. Q believes the cell therapy approach has many advantages over single drug therapeutics for many neurodegenerative diseases. Thus, the closest direct competition is other cell therapy companies working on the same disease targets.

Direct Competition

A limited number of companies are working on the therapeutic neurological application of stem and progenitor cells for CNS treatment, including the public companies StemCells Inc. (NASDAQ: STEM), ReNeuron (LSE: RENE.L), Brainstorm Cell Therapeutics (OB: BCLI) and Neuralstem (NYSE MKT: CUR), and the private company California Stem Cells, Inc.

StemCells Inc. uses human fetal-derived neural stem cells and has initiated Phase 1/2 clinical trials in the U.S. and in Canada and recently reported positive interim data for SCI patients. Stem Cells Inc. has also submitted an application for a Phase 1 clinical trial for treatment of Pelizaeus-Merzbacher disease, a rare myelination disorder. ReNeuron uses human fetal-derived neural stem cells to treat patients disabled by stroke and its cell based treatment ReN001 is currently in clinical development. Brainstorm Cell Therapeutics is conducting Phase 2a clinical trials in ALS patients in Israel using modified mesenchymal stem cells (MSCs) derived from the patient’s own (autologous) bone marrow. Neuralstem has completed its Phase 1 safety study for ALS and has been awarded orphan status by the FDA. Neuralstem has commenced a Phase 2 trial in ALS, and is expecting to start its Phase 1 safety trial for SCI in 2014. California Stem Cells has submitted an IND to treat spinal muscular atrophy with its embryonic stem cell-derived motor neuron therapy that has been placed on Clinical Hold by the FDA. They have stated an intent to submit a second IND using its technology to treat ALS.

Other Potential Competitors

Another approach is the use of cells or virus-based vectors implanted in the brain as delivery vehicles for gene therapy, with the goal of achieving local production of desired proteins and growth factors. NsGene is studying the use of encapsulated, genetically modified cells to secrete biological growth factors in the treatment of Alzheimer’s and Parkinson’s diseases. Sangamo, through its acquisition of Ceregene, is conducting clinical trials with virus-based vectors for gene therapy for Parkinson’s and Alzheimer’s diseases, with other disease targets in earlier research. Cedars Sinai is developing neural progenitors engineered to secrete glial cell-derived neurotrophic factor (GDNF) for treatment of ALS. Q’s approach differs significantly in that it does not rely on a single growth factor for success, and in that it does not use genetically modified cells or viruses; rather, unmodified Q-Cells produce the range of growth factors and trophic support that is typical of healthy glial cells.

Other companies working in the CNS space have focused on stimulating endogenous differentiation of nascent adult stem cells with administration of molecules to trigger their expansion and differentiation in vivo (e.g., BrainCells, Inc.). Still other pharmaceutical and biotechnology companies (including, among others Genzyme/Sanofi-Aventis, Biogen-Idec, Acorda, Merck-Serono, GlaxoSmithKline and Roche) have programs to identify therapeutics to treat neurodegenerative diseases such as MS, Parkinson’s disease and Alzheimer’ disease. Some of these programs might yield effective therapeutics that could compete with Q’s products, and which might prove less costly and easier to administer.

Why Q Therapeutics’ Approach May Prove Superior

A noteworthy distinction between Q and other CNS cell therapy companies involves the specific properties of Q-Cells. These cells naturally produce mature glial cells (astrocytes and oligodendrocytes) that can both achieve myelination of neuronal axons as well as otherwise promote neuron health, while minimizing unwanted and potentially deleterious neuron formation. Q-Cells are a more mature cell type—at a more advanced stage of differentiation—than are the cells used by StemCells Inc., ReNeuron, and Neuralstem, who all use the less-differentiated CNS stem cells that produce neurons as well as glial cells (see Figure 6). Unlike ReNeuron, Q does not use genetically immortalized cells, which Q believes could potentially raise safety issues, e.g., concerns about deleterious effects such as tumor formation. Unlike Brainstorm, which uses non-CNS autologous MSCs that it modifies in vitro to make what they call “glial-like” cells, Q uses non-autologous natural CNS glial cells that are not modified in vitro and that are intended to be an “off-the shelf” product.

Pluripotent stem cells could also be a starting source. This approach requires the identification of proper signaling factors and establishing the sequence of use to correctly and safely induce differentiation into the desired CNS cell type and to ensure sufficient elimination of the undifferentiated ESCs which can form tumors, prior to transplantation. Our current Q-Cells are not derived from undifferentiated pluripotent cells, such as embryonic stem cells. Rather, Q-Cells are isolated already at the desired final cell type, and require no in vitro differentiation protocols. Q believes that the progenitor cell therapies it is developing as its first products, generated from pre-formed cells that naturally occur, offer safety and efficacy benefits as well as a faster path to market.

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

The standard process required by the FDA before a pharmaceutical agent may be marketed in the United States includes:

•	preclinical tests in animals that demonstrate a reasonable likelihood of safety and effectiveness in human patients;

•	submission to the FDA of an IND, which must become effective before clinical trials in humans can commence. If Phase 1 clinical trials are to be conducted initially outside the United States, a different regulatory filing is required, depending on the location of the trial;

•	adequate and well controlled human clinical trials to establish the safety and efficacy of the drug or biologic in the intended disease indication;

•	for drugs, submission of a New Drug Application, or NDA, or a Biologic License Application, or BLA, with the FDA; and

•	FDA approval of the NDA or BLA before any commercial sale or shipment of the drug.

Preclinical studies can take several years to complete, and there is no guarantee that an IND based on those studies will become effective to permit clinical trials to begin. The clinical development phase generally takes five to seven years, or longer, to complete (i.e., from the initiation of Phase 1 through completion of Phase 3 studies). After successful completion of clinical trials for a new drug or biologic product, FDA approval of the NDA or BLA must be obtained. This process requires substantial time and effort and there is no assurance that the FDA will accept the NDA or BLA for filing and, even if filed, that the FDA will grant approval. In the past, the FDA’s approval of an NDA or BLA has taken, on average, one to two years, but in some instances may take substantially longer. If questions regarding safety or efficacy arise, additional studies may be required and then followed by a resubmission of the NDA or BLA. Review and approval of an NDA or BLA can take several years.

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

Research and Development

Our research and development expenses for the years ended December 31, 2013 and 2012 were $1,827,533 and $2,089,321, respectively. Since our inception, we have incurred total research and development expenses of $12,800,425. Our research and development expenses to date have been primarily the result of our research and the research of our collaborative partners relating to the development of Q-Cells.

Our Employees

As of April 15, 2014, we had five full-time employees and five part-time employees. All of our employees are located in Salt Lake City, Utah. Approximately 60% of our employees are involved with research, development and clinical affairs and 40% are involved with finance, human resources, and administration.

We currently maintain compensation, benefits, equity participation and work environment policies intended to assist in attracting and retaining qualified personnel. We believe that the success of our business will depend to a significant extent on our ability to attract and retain such personnel.

Item 1A. Risk Factors

RISK FACTORS

In addition to the other information contained in this Annual Report, the following risk factors should be considered carefully in evaluating our company. Our business, financial conditions, liquidity or results or operations could be materially adversely affected by any of these risks.

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

We have incurred operating losses every year since our inception in 2002. As of December 31, 2013, our accumulated deficit was $23,881,370. Losses have resulted principally from costs incurred in connection with our research and development activities and from general and administrative expenses associated with our operations. We expect to incur additional operating losses and, as our development efforts and clinical testing activities continue, our operating losses may increase in size.

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

We will require substantial capital resources in order to conduct our operations and develop our product candidates, and we cannot assure you that our existing capital resources, grants, interest income and/or financing arrangements will be sufficient to fund future planned operations. The timing and degree of any future capital requirements will depend on many factors, including:

•	the accuracy of the assumptions underlying our estimates for our capital needs beyond 2013;

•	the magnitude and scope of our research and development programs;

•	the progress we make in our research and development programs, preclinical development and clinical trials;

•	our ability to establish, enforce and maintain strategic arrangements for research, development, clinical testing, manufacturing and marketing:

•	the number and type of product candidates that we pursue;

•	the time and costs involved in obtaining regulatory approvals and clearances; and

•	the costs involved in preparing, filing, prosecuting, maintaining, defending and enforcing patent claims.

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

We currently have no internal manufacturing capability, and will rely extensively on licensees, strategic partners or third-party contract manufacturers or suppliers. Should we be forced to manufacture our cell therapy product, we cannot give you any assurance that we will be able to develop an internal manufacturing capability or procure alternative third-party suppliers. Moreover, we cannot give you any assurance that any contract manufacturers or suppliers we procure will be able to supply our product in a timely or cost effective manner or in accordance with applicable regulatory requirements or our specifications. We are presently working with the University of Utah’s Cell Therapy Facility in the production of Q-Cells. We will need to change manufacturers at some point in the future in order to manufacture a product for commercial sale, among other things. When that change to a new manufacturer is made, it will likely entail additional expense to achieve technology transfer and validation, which could cause delays in manufacturing and product development activities.

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

Our inability to complete preclinical and clinical testing and receive regulatory approvals will impair our viability.

No assurances can be given that we will be able to commence the clinical trials or that any clinical trials will be completed or result in a successful outcome. If regulatory authorities do not approve our products or if we fail to maintain regulatory compliance, we would be unable to commercialize our therapeutic products, and our business and results of operations would be materially harmed.

Positive results from preclinical studies should not be relied upon as evidence that our clinical trials will succeed. Even if our product candidates achieve positive results in preclinical studies, we will be required to demonstrate through clinical trials that the product candidates are safe and effective for use in a diverse population before we can seek regulatory approvals for their commercial sale. There is typically an extremely high rate of attrition from the failure of product candidates as they proceed through clinical trials. If any product candidate fails to demonstrate sufficient safety and efficacy in any clinical trial, then we would experience potentially significant delays in, or be required to abandon, development of that product candidate. If we delay or abandon our development efforts of any of our product candidates, then we may not be able to generate sufficient revenues to become profitable, and our operations could be materially harmed.

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

We may engage in acquisitions or strategic transactions or make investments with the goal of maximizing stockholder value. We may acquire businesses, in-license new technologies for development, enter into joint ventures or other strategic transactions, and purchase equity and debt securities, including minority interests in public and private companies, non-investment-grade debt securities, equity and debt mutual and exchange-traded funds, and corporate bonds/notes. Some of our strategic investments may entail a high degree of risk and will not become liquid until more than one year from the date of investment, if at all. Any or all of our acquisitions or strategic investments that we may undertake in the future may not generate financial returns or result in increased adoption or continued use of our technologies. In addition, our other investments may not generate financial returns or may result in losses due to market volatility, the general level of interest rates and inflation expectations. In some cases, we may be required to consolidate or record our share of the earnings or losses of those companies. Our share of any losses will adversely affect our financial results until we exit from or reduce our exposure to these investments. Achieving the anticipated benefits of acquisitions depends in part upon our ability to integrate the acquired businesses in an efficient and effective manner. The integration of companies that have previously operated independently may result in significant challenges, and we may be unable to accomplish the integration smoothly or successfully. We cannot assure you that the integration of acquired businesses with our business will result in the realization of the full benefits anticipated by us to result from the acquisition. We may not derive any commercial value from the acquired technology, products and intellectual property or from future technologies and products based on the acquired technology and/or intellectual property, and we may be subject to liabilities that are not covered by indemnification protection we may obtain.

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

We are subject to the reporting requirements of federal securities laws, which can be expensive and may divert management’s time and Company resources from other projects, thus impairing our ability to grow.

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

Effective internal control is necessary for us to provide reliable financial reports and prevent fraud. If we cannot provide reliable financial reports or prevent fraud, we may not be able to manage our business as effectively as we would if an effective control environment existed, and our business and reputation with investors may be harmed. As a result, our small size and any current internal control deficiencies may adversely affect our financial condition, results of operations and access to capital. We have not performed an in-depth analysis to determine if historical un-discovered failures of internal controls exist, and may in the future discover areas of our internal control that need improvement.

Public company compliance may make it more difficult to attract and retain officers and directors.

The Sarbanes-Oxley Act and new rules subsequently implemented by the SEC have required changes in corporate governance practices of public companies. As a public company, we expect these new rules and regulations to increase our compliance costs in 2014 and beyond and to make certain activities more time consuming and costly. As a public company, we also expect that these new rules and regulations may make it more difficult and expensive for us to obtain director and officer liability insurance in the future and we may be required to accept reduced policy limits and coverage or incur substantially higher costs to obtain the same or similar coverage. As a result, it may be more difficult for us to attract and retain qualified persons to serve on our board of directors or as executive officers.

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

To date there has been no trading market for our common stock. We cannot predict how liquid the market for our common stock might become. We are evaluating the possibility of having our common stock quoted for trading on the OTC Bulletin Board, or applying for listing of our common stock on either the NYSE, AMEX, The NASDAQ Capital Market or other national securities exchange, assuming that we can satisfy the initial listing standards for such exchange. We currently do not satisfy the initial listing standards for such exchanges, and cannot ensure that we will be able to satisfy such listing standards or that our common stock will be accepted for listing on any such exchange. Should we fail to satisfy the initial listing standards of such exchanges, or our common stock is otherwise rejected for listing and remains listed on the OTC Bulletin Board or suspended from the OTC Bulletin Board, the trading price of our common stock could suffer, the trading market for our common stock may be less liquid and our common stock price may be subject to increased volatility.

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

In addition, clinical trials may be delayed due to insufficient patient enrollment, which is a function of many factors, including the size and nature of the patient population, the nature of the protocol, the proximity of patients to clinical sites, other competing clinical trials in the same disease indication, the availability of effective treatments for the relevant disease, and the eligibility criteria for the clinical trial. Delays in commencing clinical testing of our product candidates could prevent or delay us from obtaining approval for our potential product candidates.

We do not have experience as a company in conducting clinical trials, or in other areas required for the successful commercialization and marketing of our potential product candidates.

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

We also do not currently have marketing and distribution capabilities for our potential product candidates. Developing an internal sales and distribution capability would be an expensive and time-consuming process. We may enter into agreements with third parties that would be responsible for marketing and distribution. However, these third parties may not be capable of successfully selling any of our potential product candidates. The inability to commercialize and market our potential product candidates could materially adversely affect our business.

Obtaining regulatory approvals to market our potential product candidates in the United States and other countries is a costly and lengthy process and we cannot predict whether or when we will be permitted to commercialize our potential product candidates.

Federal, state and local governments in the United States and governments in other countries have significant regulations in place that govern many of our activities and may prevent us from creating commercially viable products from our discoveries. The regulatory process, particularly for biopharmaceutical potential product candidates like ours, is uncertain, can take many years and requires the expenditure of substantial resources.

Our potential product candidates will require extensive preclinical and clinical testing prior to submission of any regulatory application to commence commercial sales. In particular, human pharmaceutical therapeutic potential product candidates are subject to rigorous requirements of the FDA in the United States and similar health authorities in other countries in order to demonstrate safety and efficacy. Data obtained from preclinical and clinical activities is susceptible to varying interpretations that could delay, limit or prevent regulatory agency approvals. In addition, delays or rejections may be encountered as a result of changes in regulatory agency policy during the period of product development and/or the period of review of any application for regulatory agency approval for a product candidate.

Any product candidate that we or our collaborators develop must receive all relevant regulatory agency approvals/clearances before it may be marketed in the United States or other countries. Obtaining regulatory approvals/clearances is a lengthy, expensive and uncertain process. Because certain of our potential product candidates involve the application of new technologies or are based upon a new therapeutic approach, they may be subject to substantial additional review by various government regulatory authorities, and, as a result, the process of obtaining regulatory approvals/clearances for them may proceed more slowly than for potential product candidates based upon more conventional technologies.

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

Our Q-Cells and other cell-based products could be more expensive to manufacture than other treatments currently on the market today or that will be on the market when our product is ready to be marketed. Our present manufacturing processes are conducted at a modest scale and we may be able to reduce manufacturing costs through process improvements, as well as through scale increases. If we are not able to do so, however, and, depending on the pricing of the potential product, the profit margin on our product may be significantly less than that of most drugs on the market today. If we are unable to scale our production of Q-Cells at a commercially acceptable manufacturing cost, it would impact the affordability of the therapy for patients and reduce our potential profitability.

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

Our ability to successfully commercialize our proposed products, if developed, in the human therapeutic field depends to a significant degree on patient reimbursement of the costs of such products and related treatments. We cannot assure you that reimbursement in the U.S. or in foreign countries will be available for any products developed, or, if available, will not decrease in the future, or that reimbursement amounts will not reduce the demand for, or the price of, our products. There is considerable pressure to reduce the cost of therapeutic products. Government and other third party payors are increasingly attempting to contain health care costs by limiting both coverage and the level of reimbursement for new therapeutic products and by refusing, in some cases, to provide any coverage for uses of approved products for disease indications for which the FDA or other relevant authority has not granted marketing approval. Moreover, in some cases, government and other third party payors have refused to provide reimbursement for uses of approved products for disease indications for which the FDA or other relevant authority has granted marketing approval. Significant uncertainty exists as to the reimbursement status of newly approved health care products or novel therapies such as ours. We cannot predict what additional regulation or legislation relating to the health care industry or third-party coverage and reimbursement may be enacted in the future or what effect such regulation or legislation may have on our business. If additional regulations are overly onerous or expensive or if healthcare related legislation makes our business more expensive or burdensome than originally anticipated, we may be forced to significantly downsize our business plans or completely abandon the current business model.

Our competition has significantly greater experience and financial resources.

The biotechnology industry is characterized by intense competition. We compete against numerous companies, and many have substantially greater resources. Several of these companies have initiated cell therapy research programs and/or efforts to treat the same diseases that we target. Companies such as Neuralstem, Inc., StemCells, Inc., BioTime, Inc., and Genzyme, a Sanofi Company, as well as others, may have substantially greater resources and experience in our fields that put us at a competitive disadvantage.

Item 1B. Unresolved Staff Comments

Not applicable.

Item 2. Properties

Our facility in Salt Lake City, Utah is comprised of approximately 5,300 square feet of research and office space located at 615 Arapeen Drive, Suite 102, Salt Lake City, Utah, 84108. We own certain property and equipment as summarized in the accompanying financial statements. Our current lease is expired but is expected to be renewed. We currently are in negotiations with our landlord and until a lease agreement is entered into, we are leasing on a month-to-month basis.

We are not aware of any environmental issues that may affect the use of our property and equipment. We currently have no investments in real estate, real estate mortgages or real estate securities, and do not anticipate making any such investments.

Item 3. Legal Proceedings

We are not currently a party to any legal proceedings nor do we have knowledge of any pending or threatened legal claims.

Item 4. Mine Safety Disclosures

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our common stock is not currently trading on any stock exchange and it is not quoted on any quotation system or traded in any other manner in the public markets. We are not aware of any market activity in our stock since inception through the date of this filing.

As of the date of this filing, there are approximately 193 record holders of 29,367,363 shares of our common stock.

We have never paid any dividends to stockholders and presently do not intend to pay cash dividends on our common stock in the foreseeable future. We intend to retain any future earnings to fund the development and growth of our business.

Recent Sales of Unregistered Securities

On April 14, 2014, the Company issued an aggregate of 1,522,500 shares of common stock of the Company and warrants to acquire 1,522,500 shares of the Company’s common stock in exchange for cash consideration in the amount of $1,522,500.

The warrants entitle the holders thereof to purchase up to an aggregate of 1,522,500 shares of our common stock at an initial exercise price of $1.00 per share of common stock. The warrants are immediately exercisable.

In connection with the issuance of the common stock and the warrants to acquire shares of common stock, the Company relied upon Section 4(2) of the Securities Act of 1933, as amended, as transactions by an issuer not involving any public offering. For each such transaction, the Company did not use general solicitation or advertising to market the securities, the securities were offered to a limited number of persons, the investors had access to information regarding the Company (including information contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2012, Quarterly Reports on Form 10-Q for the periods ended March 31, 2013, June 30, 2013 and September 30, 2013 and Current Reports on Form 8-K filed with the Securities and Exchange Commission and press releases made by the Company), and management of the Company was available to answer questions by prospective investors. The Company reasonably believes that each of the investors is an accredited investor.

There is no active trading market for our common stock.

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

Company Overview

Q Therapeutics, Inc. (hereinafter Q Therapeutics) conducts its business and operations through its wholly owned subsidiary, Q Therapeutic Products, Inc. (hereinafter Q Products) and NeuroQ Research, Inc. Q Therapeutics is a Salt Lake City, Utah-based biopharmaceutical company that is developing human cell-based therapies intended to treat degenerative diseases of the brain and spinal cord, the primary components of the central nervous system (CNS). Q Therapeutics was incorporated in the state of Delaware on October 27, 2005. Q Products was incorporated in the state of Delaware on March 28, 2002.

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

Every year, hundreds of thousands of people suffer with debilitating neurodegenerative diseases such as Amyotrophic Lateral Sclerosis (ALS, or Lou Gehrig’s disease), Multiple Sclerosis (MS), Transverse Myelitis (TM) and Spinal Cord Injury (SCI). Traditional drugs tend to fail to treat the nerve damage caused by these diseases due to the multifactorial nature of these diseases and the inability of most drugs to address all of these factors. Q Therapeutics is developing a new and nontraditional approach targeted to improve the health of people suffering from neurodegenerative diseases: a human cell-based product called Q-Cells.

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

The diseases targeted by Q Therapeutics’ products are not well treated with current drug therapies. At best, patients suffering from these diseases can, in some cases, only hope to slow their inexorable progression and the associated disabilities. A handful of companies are exploring the possibility of harnessing the power of stem and progenitor cells to treat these conditions, though no clear leader has emerged. In addition to utilizing its proprietary cellular products as therapeutic cellular products, Q Therapeutics may evaluate novel ways to utilize these cells to screen for new drugs (such as small molecule compounds) that could also provide treatments for neurological diseases.

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

Results of Operations for the Year Ended December 31, 2013 compared to the Year Ended December 31, 2012:

For the period from March 28, 2002 (date of inception) through December 31, 2013, we have not generated significant revenues and have been focused on developing our products for commercial sale. Q Therapeutics is considered to be a development stage company.

Since entering the development stage, we have not generated revenues in excess of expenses and have been dependent on government grants and debt and equity raised from individual investors to sustain our operations. Our products have not yet been approved by the FDA for commercial sale and as a result we have not yet generated revenues from product sales. We have incurred losses and used cash in operating activities since inception. As of December 31, 2013, the Company had an accumulated deficit of $23,881,370 and negative working capital of $3,077,577.

	For the Years Ended December 31,
	2013	2012	Change	%
Grant revenues	$14,175	$485,031	$(470,856)	-97.1%
License fees and other revenues	12,000	—	12,000	—

Total operating revenues	26,175	485,031	(458,856)	-94.6%
Cost of revenues	4,800	—	4,800	—

Gross profit	21,375	485,031	(463,656)	-95.6%

Operating expenses:
Research and development	1,827,533	2,089,321	(261,788)	-12.5%
General and administrative	1,384,712	1,458,088	(73,376)	-5.0%

Total operating expenses	3,212,245	3,547,409	(335,164)	-9.4%

Operating loss	(3,190,870)	(3,062,378)	(128,492)	4.2%

Other income (expense):
Interest income	—	4,274	(4,274)	-100.0%
Interest expense	(202,111)	(2,237)	(199,874)	8934.9%
Other income, net	3,889	2,501	1,388	55.5%

Total other income (expense), net	(198,222)	4,538	(202,760)	-4468.0%

Loss before provision (benefit) for income taxes	(3,389,092)	(3,057,840)	(331,252)	10.8%
Provision (benefit) for income taxes	—	—

Net loss	$(3,389,092)	$(3,057,840)	$(331,252)	10.8%

Grant Revenues

Grant revenues for the years ended December 31, 2013 and 2012 were $14,175 and $485,031, respectively, a decrease of $470,856, or 97.1%. The decrease was primarily a due to a delay in the budget approval for year 4 of an NIH grant issued to Johns Hopkins University, of which we receive a sub-award. The sub-award for year 4 is expected to be approved, though the amount of funding has not yet been finalized.

License Fees and Other Revenues

License fees and other revenues for the year ended December 31, 2013 were $12,000 compared to $0 for the year ended December 31, 2012. The increase was due to a sale of non-commercial products to a collaborative research partner in 2013. As we do not currently have any agreements which require annual license fees, we do not expect to generate license fee revenue during 2014.

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

	For the Years Ended December 31,
	2013	2012	Change	%
Lab materials and supplies	$1,279,056	$1,369,780	$(90,724)	-6.6%
Salaries and benefits	342,890	318,724	24,166	7.6%
License fees	110,000	195,083	(85,083)	100.0%
Facility -related expenses	78,427	88,798	(10,371)	-11.7%
Depreciation	9,680	16,396	(6,716)	-41.0%
Consulting	4,700	100,540	(95,840)	-95.3%
Travel and entertainment	2,780	—	2,780	—

Total research and development expenses	$1,827,533	$2,089,321	$(261,788)	-12.5%

Research and development expenses for the years ended December 31, 2013 and 2012 were $1,827,533; a decrease of $261,788, or 12.5%, from $2,089,321 for the year ended December 31, 2012. The decrease in expense is primarily the result of the completion of our animal safety studies, the reduction in cost of maintaining our license fees, and a reduction in the use of outside consultants. We anticipate our research and development expenses will remain at similar levels as we continue our safety studies, until additional financing can be obtained at which point we anticipate that it will increase.

General and Administrative Expenses

The following table details the general and administrative expenses incurred by the Company:

	For the Years Ended December 31,
	2013	2012	Change	%
Salaries and benefits	$594,033	$594,343	$(310)	-0.1%
Legal and professional fees	473,923	456,334	17,589	3.9%
Stock-based compensation	101,753	160,237	(58,484)	-36.5%
General office and administrative	100,211	103,037	(2,826)	-2.7%
Facility-related expenses	82,129	81,527	602	0.7%
Travel and entertainment	30,496	34,246	(3,750)	-10.9%
Depreciation	2,167	1,846	321	17.4%
Bad debt expense	—	26,518	(26,518)	-100.0%

Total expenses	$1,384,712	$1,458,088	$(73,376)	-5.0%

We anticipate general and administrative expenses to remain at approximately the same levels, or, if necessary, decrease due to our cash constraints until further financing becomes available.

Liquidity and Capital Resources

For the year ended December 31, 2013, net cash used in operating activities totaled $877,873 compared to $2,121,749 for the year ended December 31, 2012. Cash expenditures decreased in 2013 primarily due to expenses in 2012 that did not recur in 2013, including but not limited to: the costs associated with the initiation of animal safety studies, the upfront fees associated with licensing certain technologies and a reduction in certain legal and professional service fees resulting from the transition to being a public reporting company.

For the year ended December 31, 2013, net cash used in investing activities was $23,802 compared to $2,363 for the year ended December 31, 2012.

For the year ended December 31, 2013, net cash provided by financing activities was $250,000 compared to $176,800 for the year ended December 31, 2012.

As of December 31, 2013, we had negative working capital of $3,077,577 and negative stockholders’ equity of $3,042,065. It is anticipated that we will continue to generate operating losses and negative cash flows from operating activities through 2014.

In February 2014, the first of several promissory notes matured. The largest note holder agreed to extend the maturity date of his notes by six months (see Note 5 to the financial statements). As discussed in Note 11 to the financial statements, between March 7 and April 14, 2014, the Company received in aggregate $4,420,530, consisting of $2,012,500 in cash and settled indebtedness of $2,408,030 through an equity financing.

We believe that our current levels of cash will be sufficient to meet our liquidity needs through December 31, 2014. However, we will require additional cash resources in the future, as we anticipate changed business conditions and other developments in the Company’s progress. We will need additional cash resources in the future if we pursue opportunities for investment, acquisition, strategic cooperation or other similar actions. To satisfy future cash requirements, we expect to seek funding through the issuance of debt or equity securities and the obtaining of a credit facility. Any future issuance of equity securities would cause dilution for our shareholders. Any incurrence of indebtedness will increase our debt service obligations and may cause us to be subject to restrictive operating and financial covenants. It is possible that financing may be available to us in amounts or on terms that are not favorable to the Company or not available at all.

Recent Accounting Pronouncements

The Company has reviewed all accounting pronouncements that were effective during 2013 and does not believe such pronouncements modified our financial reporting. Additionally, the Company has reviewed all recently issued, but not yet effective, accounting pronouncements and does not believe the future adoption of any such pronouncements will have a material impact on the Company’s financial position, results of operations or liquidity.

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

Revenue Recognition and Grants Receivable – We apply for research grants generally as a sub-recipient to grants funded by government agencies through research institutions. Grants receivable are recorded in accordance with the provisions defined in the sub-award or grant agreement. Grants receivable are considered past due when payment has not been received within 30 days of the invoice date though certain institutions customarily pay within 60 days of the invoice date. The amounts of the specific reserves are estimated by management based on various assumptions including the age of the individual grant receivable, as well as changes in payment schedules and histories. Grants receivable balances are charged off against the allowance for doubtful accounts when management determines the probability for recovery is remote. Recoveries of receivables previously charged off are recorded when payment is received. We did not incur any losses relating to bad debts during the last two years.

Income Taxes – We record federal and state income taxes using the asset and liability method. Under the asset and liability method, deferred income tax assets or liabilities are recognized for future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred income tax assets or liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred income tax assets and liabilities of a change in tax rates is recognized in net income (loss) in the period that includes the enactment date.

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

None.

Item 9A. Controls and Procedures

Disclosure Controls and Procedures

Evaluation of disclosure controls and procedures

As of December 31, 2013, under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer (the “Certifying Officers”), we conducted an evaluation of our Company’s disclosure controls and procedures. As defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act, the term “disclosure controls and procedures” means our controls and other procedures that are designed to ensure that information required to be disclosed in reports that we file or submit under the Securities Exchange Act of 1934 (the “Exchange Act”) is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in the reports we file or submit under the Exchange Act is accumulated and communicated to our Company’s management, including the Certifying Officers, to allow timely decisions regarding required disclosure. Based on this evaluation, the Certifying Officers have concluded that our Company’s disclosure controls and procedures were effective as of December 31, 2013.

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

Effective as of December 31, 2013, Q Therapeutics, Inc.’s management assessed the effectiveness of the Company’s internal control over financial reporting based on criteria for effective internal control over financial reporting established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) and SEC guidance on conducting such assessments.

Based on that evaluation, management concluded that, during the period covered by this report, such internal controls and procedures were sufficient to detect the inappropriate application of US GAAP as more fully described below.

A material weakness is a deficiency, or combination of deficiencies, that results in more than a remote likelihood that a material misstatement of annual or interim financial statements will not be prevented or detected.

A significant deficiency is a deficiency, or a combination of deficiencies, in internal control that is less severe than a material weakness, yet important enough to merit attention by those charged with governance.

In connection with the assessment described above, management identified the following significant deficiencies in internal control as of December 31, 2013:

•	Lack of an established audit committee comprised of outside directors who are independent of management; and

•	Lack of sufficient resources to establish and operate an internal audit function.

Management believes that the significant deficiencies set forth above do not have an adverse effect on the Company’s financial reporting for the years ended December 31, 2013 and 2012. Management is committed to improving the Company’s financial control capability. To the extent reasonably possible given our limited resources, we intend to address these weaknesses through measures that include, but are not limited to:

•	Appoint one or more outside directors to our board of directors who are willing to perform the audit oversight function and establish a fully functioning audit committee.

•	Continue to evaluate the feasibility of establishing an internal audit function.

•	We will continue to monitor and evaluate the effectiveness of our internal control, processes and procedures over financial reporting on an ongoing basis and are committed to taking further actions and implementing additional enhancements or improvements, as necessary and as resources allow.

Changes in Controls and Procedures

There were no significant changes made in our internal controls over financial reporting during the year ended December 31, 2013 that have materially affected or are reasonably likely to materially affect these controls.

Attestation Report of the Independent Registered Public Accounting Firm

This Form 10-K Report does not include an attestation report of our independent registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our independent registered public accounting firm pursuant to rules of the SEC that permit us to provide only management’s report in this Form 10-K. Pursuant to the rules of the SEC, we were not required to have, nor have we, engaged our independent registered public accounting firm to perform an audit of internal control over financial reporting.

Item 9B. Other Information

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS

Directors, Executive Officers, Promoters and Control Persons and Corporate Governance; Compliance with Section 16(a) of the Exchange Act.

The following table lists the names, age and positions of the individuals who serve on the Board of Directors of the Company as of March 31, 2014.

Name	Age	Directors and Officers

Deborah A. Eppstein, Ph.D.	65	President, Chief Executive Officer and Director (Principal Executive Officer)

Steven J. Borst, M.B.A.	56	Chief Financial Officer and Vice President Corporate Development (Principal Financial and Accounting Officer)

Dinesh C. Patel, Ph.D.	63	Chairman of the Board of Directors

Peter Barton Hutt	79	Director

Linda F. Powers	58	Director

Peter Grebow, Ph.D.	67	Director

Diane Jorkasky, M.D.	62	Director

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

Steven J. Borst, M.B.A., is Chief Financial Officer and Vice President of Corporate Development. Mr. Borst has been employed at Q Therapeutics since 2002. He has served the Company as Vice President, Finance and Corporate Development, and as of October 2011, as CFO and Vice President Corporate Development. Mr. Borst’s business experience with the Company over the last nine years encompasses seeking investors and concluding financings, working with corporate partners and managing facilities and operations.

Mr. Borst also serves concurrently as one of three Managing Directors of UpStart Ventures Management, which manages a seed stage life science focused venture capital fund in Salt Lake City. He possesses both an operational and venture capital background in healthcare and the life sciences. He has co-founded five Salt Lake biotech companies. Mr. Borst was previously associated with two Chicago-based venture funds and served in senior management positions with two venture-backed healthcare portfolio companies. Mr. Borst holds a B.S. degree in Industrial Engineering from the University of Michigan and an M.B.A. from the J.L. Kellogg Graduate School of Management at Northwestern University.

Board of Directors

In addition to Dr. Eppstein, the Q Therapeutics’ Board of Directors is composed of:

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

Peter Barton Hutt, Director, has been a partner of the Washington, D.C.-based law firm of Covington & Burling, specializing in food and drug law, since 1968, except for the period from 1971 to 1975 when he served as Chief Counsel of the FDA. He received a B.A., magna cum laude, from Yale University, a L.L.B. from Harvard Law School and a L.L.M. from New York University. Mr. Hutt has served on the boards of several publicly traded biotechnology companies and is a member of the Institute of Medicine, National Academy of Sciences. Since 1994, he has taught a full course on Food and Drug Law during Winter Term at Harvard Law School. Mr. Hutt has received numerous honors, including being named by the National Law Journal as one of the 40 best health care lawyers in the United States.

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

Linda F. Powers, Director, is a Managing Director and co-founder of Toucan Capital LLC, a Bethesda, MD venture fund that invested in Q Products’ Series A-2 round. From 2001 until 2011, Ms. Powers’ principal employment was as Managing Director of Toucan Capital, a biotech investment fund. Presently, her principal employment is CEO of Northwest Biotherapeutics (nwbio.com), a portfolio company of Toucan Capital. Northwest Biotherapeutics business involves developing immune therapies for cancer. Ms. Powers continues to serve as a Managing Director of Toucan Capital.

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

Peter Grebow Ph.D., Director, has served as a director since December of 2011. Dr. Grebow held several key senior management positions at Cephalon Inc., a biopharmaceutical company (Cephalon) before retiring. Dr. Grebow joined Cephalon in January 1991, where he has served in several positions including Senior Vice President, Worldwide Business Development Senior Vice President, Drug Development, Executive Vice President of Technical Operations, and most recently Executive Vice President of Cephalon Ventures. Prior to joining Cephalon, Dr. Grebow served as the Vice President, Drug Development for Rorer Central Research, a division of Rhone-Poulenc Rorer Pharmaceuticals Inc., from 1988 to 1990. Dr. Grebow is President and founder of P.E. Grebow Consulting, Inc. which he formed in 2011. He also serves as Executive Vice President of Research and Development at Eagle Pharmaceuticals, Inc. since October, 2013. In addition, Dr. Grebow also served as a director for Optimer Pharmaceuticals, Inc. from February 2009 until October 2013 and has served as a director for GenSpera, Inc. since May 2012.

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

Diane Jorkasky M.D., Director, joined our Board of Directors on March 8, 2013. Dr. Jorkasky is a 25-year veteran of the pharmaceutical industry with experience in Phase 1-4- clinical trials including protocol development, conduct and reporting, site placement strategy, and regulatory interaction. During nine years at Pfizer, Dr. Jorkasky held a number of positions of increasing responsibility advancing to Vice President of Development and Head of Worldwide Clinical Research Operations as well as the leader of the Operational Excellence Board for Development. She was responsible for ensuring that all exploratory development, clinical pharmacology, translational medicine and clinical technology studies were conducted and reported. In this role, she led the execution of over 160 clinical studies per year. At SmithKline Beecham, Dr. Jorkasky served as Vice President and Director of Clinical Pharmacology for North America. Currently, Dr. Jorkasky serves on the Board of Tengion, Inc., a regenerative medicine company focused on the repair and replacement of tissues and organs. She is a member of the Scientific Advisory Board of BioMotive and is the Chief Scientific Officer for Complexa, Inc., a biopharmaceutical company focused on discovering and developing innovative therapies for the treatment of inflammatory and metabolic diseases. Dr. Jorkasky is board certified in internal medicine, nephrology and clinical pharmacology. She is on the medical school faculties of Yale University, University of Pennsylvania, Uniformed Service of Health Sciences and is a Professor of Bioengineering and Therapeutic Sciences at the University of California, San Francisco. She has published over 100 peer review articles and is a Woodrow Wilson Visiting Fellow.

Scientific Advisors and Consultants

Ian D. Duncan, BVMS, Ph.D., is a Professor in the Department of Medical Sciences at the University of Wisconsin. He is a leading research authority on myelin repair by cell transplantation using stem cells, with Multiple Sclerosis as a main interest. Dr. Duncan has also done extensive studies of leukodystrophies with stem cells. He received degrees in Veterinary Medicine and a Ph.D. from Glasgow University in Scotland. Dr. Duncan collaborates with Q Therapeutics in running animal studies in inflammatory demyelinating diseases such as MS.

Itzhak Fischer, Ph.D., is Professor and Chair, Neurobiology and Anatomy at Drexel University. Dr. Fischer is an expert in the study of traumatic spinal cord injury and the role of transplanted progenitor cells of the central nervous system in providing therapeutic benefits in animal models. Dr. Fischer collaborates with the Company in evaluating activity of glial restricted progenitor cells in treatment of spinal cord injury in rodent models.

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

Nicholas J. Maragakis, M.D., is Associate Professor of Neurology at Johns Hopkins University. Dr. Maragakis treats patients with a variety of neuromuscular disorders, with an emphasis on patients with motor neuron diseases, such as Amyotrophic Lateral Sclerosis. This expertise is coordinated with the ALS clinic at Johns Hopkins, a multidisciplinary clinic. In addition to his clinical practice, Dr. Maragakis’ laboratory studies the role of astrocytes in neurological diseases, such as ALS. Q Therapeutics is conducting animal studies with Dr. Maragakis in models of ALS. Dr. Maragakis will be the Principal Investigator (PI) for the Phase 1/2a clinical trial in ALS.

Thomas N. Parks, Ph.D., is Vice President of Research at the University of Utah School of Medicine, as well as Professor and Executive Director of the Brain Institute. He was a co-founder of NPS Pharmaceuticals, Inc. Dr. Parks received a B.S. in Biology from University of California, Irvine, and a Ph.D. in Psychobiology from Yale University.

Regulatory Consultants

Q Therapeutics has engaged experienced FDA consultants to advise on preclinical studies and manufacturing process development, and to assist in preparation of an IND application. They include:

Joy A. Cavagnaro, Ph.D., of Access Bio was Senior Pharmacologist at the CBER division of the FDA and was responsible for preclinical development and safety assessment of biological projects. Dr. Cavagnaro advises on preclinical studies.

Andra Miller, Ph.D., Senior Consultant with Biologics Consulting Group (BCG) for advice on Chemistry, Manufacturing and Control (CMC) aspects of manufacturing Q-Cells, as well as other experts at BCG.

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

CORPORATE GOVERNANCE

During the year ended December 31, 2013, our Board of Directors held nine meetings. During the year ended December 31, 2013, all but two directors, Linda Powers and Peter Barton Hutt attended at least 75% of the total meetings of our Board of Directors. Effective March 8, 2013, Joydeep Goswami resigned from his position as a director of the Company. The independent directors met in executive sessions at the end of scheduled Board meetings.

Compensation, Audit, and Nominating Committees

The Board of Directors has established a Compensation Committee, but does not yet have a charter. The Compensation Committee’s primary objective is to work with the CEO to establish guidelines for employee compensation and to approve the administration of equity-based compensation including granting of stock option to all non-officer employees; to review, approve and recommend to the Board annual goals, objectives and compensation of the Chief Executive Officer and Chief Financial Officer, to evaluate their performance against those goals, and to recommend to the Board granting of stock options and awards to such officers. Biannually, a peer review of compensation for executives in similar biotech companies in our industry is conducted and compared to the current compensation of executives. The Compensation Committee currently consists of director Dr. Grebow.

The Board has not yet formally established separate audit or nominating committees, though the Board performs many of the functions that would otherwise be delegated to such committees. Currently, the Board of Directors believes that the cost of establishing such committees, including the costs necessary to recruit and retain qualified independent directors to serve on the Board of Directors and such committees and the legal costs to properly form and document the authority, policies and procedures of such committees are not justified under the Company’s current circumstances. However, it is anticipated that our Board of Directors will seek qualified independent directors to serve on the Board and ultimately form standing nominating and audit committees.

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

Item 11. Executive Compensation

Executive Compensation.

Our Board of Directors has authorized the compensation of its officers with the following annual cash salaries for 2014:

Deborah A. Eppstein, President and Chief Executive Officer	$257,500
Steven J. Borst, Chief Financial Officer and Vice President of Corporate Development	$206,000

Since 2013, Ms. Eppstein and Mr. Borst, have agreed to defer part, if not all, of their salaries until further financing is obtained. The Board currently has no plans to adjust executive salaries in 2014.

The following table shows all compensation awarded to, earned by, or paid to Deborah A. Eppstein, our President and Chief Executive Officer, and Steven J. Borst, our Chief Financial Officer and Vice President of Corporate Development, for the years ended December 31, 2013 and 2012.

SUMMARY COMPENSATION TABLE

Name	Title	Fiscal Year	Salary ($) (1)	Bonus ($) (2)	Option Awards ($) (3)	Other Comp. ($ ) (4)	Total
Deborah A. Eppstein, Ph.D.	President and CEO	2013	116,510	177,500	—	225	$294,235
		2012	250,000	50,000	153,850	225	$454,075
Steven J. Borst	CFO and Vice President of Corporate	2013	99,064	110,000	—	225	$209,289
	Development	2012	200,000	50,000	153,850	225	$404,075

(1)	Starting in March 2013, Ms. Eppstein and Mr. Borst agreed to defer part, if not all, of their salaries until additional funding was obtained.
(2)	Bonus amounts shown for 2013 relate to bonus earned for the 2012 and 2013 years. The bonus amounts for 2013 have not been paid and will only be paid should a significant round of financing occur.
(3)	Represents the grant date fair value of options computed in accordance with FASB ASC Topic 718. Options vest over a four-year period which includes cliff vesting for the first three months and monthly vesting thereafter. These amounts represent the fair value of the awards on the grant date and do not correspond to the actual income that will be recognized by the officers.
(4)	Represents Group Term Life insurance premiums paid.

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

Additionally, the Board of Directors approved the 2012 Incentive Plan (the 2012 Plan) for our executives and employees. The 2012 Plan provided for salary increases, cash bonus and stock/option awards.

EQUITY INCENTIVE PLAN: STOCK OPTION AWARDS

OUTSTANDING EQUITY AWARDS AS OF DECEMBER 31, 2013

Name (a)	Number of securities underlying unexercised options (#) exercisable (b)	Number of securities underlying unexercised options (#) unexerciseable (c)	Option Exercise Price ($) (e)		Option Expiration Date (f)
Deborah Eppstein	141,377	—	0.1525	(1)	2/24/2017
Deborah Eppstein	28,327	—	0.1525	(1)	2/9/2019
Deborah Eppstein	346,141	—	0.1525	(1)	3/19/2019
Deborah Eppstein	448,956	—	0.0786	(1)	10/13/2019
Deborah Eppstein	216,338	—	0.1941	(1)	12/22/2020
Deborah Eppstein	216,338	—	0.1941	(1)	12/22/2020
Deborah Eppstein	125,000	125,000	1.0000	(2)	3/28/2022
Steven Borst	18,930	—	0.1525	(1)	2/9/2019
Steven Borst	173,071	—	0.1525	(1)	3/19/2019
Steven Borst	209,995	—	0.0786	(1)	10/13/2019
Steven Borst	216,338	—	0.1941	(1)	12/22/2020
Steven Borst	216,338	—	0.1941	(1)	12/22/2020
Steven Borst	125,000	125,000	1.0000	(2)	3/28/2022

(1)	Option shares are fully vested and exercisable.
(2)	6.25% of the option shares vested on March 28, 2012 with the remaining option shares vesting monthly over the following 45 months.

Option Plan:

2002 Stock Option Plan

In April 2002, the Q Therapeutics’ Board of Directors approved the Q Therapeutics 2002 Stock Incentive Plan (the 2002 Plan) and in February 2003, the holders of a majority of the outstanding voting capital stock of Q Therapeutics approved the 2002 Plan. The 2002 Plan permits the grant of Incentive Stock Options, Non-Qualified Stock Options and Restricted Stock.

All shares available for award under the 2002 Plan have been granted except for potential awards to acquire 228,472 shares of common stock. By Board authorization on December 6, 2011, the Board added the remaining 228,472 shares available but unissued pursuant to the 2002 Option Plan to the authorized/reserved option pool for the 2011 Plan (discussed below), and thus effectively terminated the 2002 Plan. As of December 31, 2013, 2,975,440 options were outstanding and issued under the 2002 Plan.

2011 Equity Incentive Compensation Plan

On October 13, 2011, the Board of Directors and stockholders approved the Q Holdings 2011 Equity Incentive Compensation Plan (the 2011 Plan). Subject to the provisions of the 2011 Plan, a designated committee (Committee) of the Board of Directors (or if none, the Board) may, from time to time, in its sole discretion select from among eligible employees, non-employee directors and consultants those to whom awards shall be granted under the 2011 Plan, and shall determine in its discretion the nature, terms, conditions and amount of each award, subject to the terms of the 2011 Plan. The term of the 2011 Plan commenced on October 13, 2011 (the “Effective Date”) and remains in effect, subject to the right of the Committee or the Board to amend or terminate the 2011 Plan at any time pursuant to the 2011 Plan, until the earlier of (i) the tenth anniversary of the Effective Date, or (ii) all shares subject to the 2011 Plan have been purchased or acquired according to the 2011 Plan’s provisions.

The 2011 Plan initially provided for a reservation pool of up to 1,500,000 shares of common stock reserved for issuance pursuant to the 2011 Plan. By Board authorization on December 6, 2011, the Board voted to add the remaining 228,472 shares available but unissued pursuant to the 2002 Plan to the authorized/reserved option pool for the 2011 Plan, bringing the 2011 Plan pool to 1,728,472 shares of common stock reserved for issuance pursuant to the 2011 Plan. In 2012, the Company issued options to acquire 890,000 shares of common stock pursuant to the 2011 Plan. Additionally, the Board resolved to roll over all forfeited or expired awards made under the 2002 Plan into the 2011 Plan. As of December 31, 2013, 890,000 options had been issued under the 2011 Plan with 3,987,529 options available for future grant

On May 6, 2013, stockholders representing approximately 69% of the issued and outstanding voting capital stock of the Company accepted our Board of Directors’ recommendation and gave their written consent to approve the increase of 3,000,000 shares of common stock of the Company to the pool of shares reserved for issuance under the Plan, from 1,877,529 to 4,877,529 shares.

Director Compensation:

SUMMARY COMPENSATION TABLE

Name	Title	Fiscal Year	Option Awards (1) ($)
Peter Grebow (2)	Director	2013	—
		2012	13,948
Peter Barton Hutt (3)	Director	2013	—
		2012	13,948
Diane Jorkasky (4)	Director	2013	—
		2012	—

(1)	Represents the grant date fair value of options computed in accordance with FASB ASC Topic 718. Options vest over twelve months. These amounts represent the fair value of the awards on the grant date and do not correspond to the actual income that will be recognized by the officers.
(2)	Mr. Grebow had 25,000 options outstanding as of December 31, 2013.
(3)	Mr. Hutt had 122,352 options outstanding as of December 31, 2013.
(4)	Ms. Jorkasky became a director on March 8, 2013 and thus did not receive a grant in 2012.

For 2012, the Board of Directors approved compensation for Peter Grebow and Peter Barton Hutt, the two outside board members who are not also officers or investors of the Company with an annual stock option grant to purchase 25,000 shares of common stock for each year of service. As of December 31, 2012, the 25,000 options granted to each individual for 2012 were fully vested.

In December 2012, the annual stock option grant to the directors increased to 50,000 shares of common stock for each year of service thereafter. Such options vest monthly over the course of a 12-month period and are considered fully vested at year end. Aside from the above outside director compensation arrangements, our Directors receive no compensation for their service. Directors may be reimbursed for expenses incurred in attending meetings of the Board of Directors.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Security Ownership of Certain Beneficial Owners and Management

The following table sets forth certain information concerning the beneficial ownership of the Company’s common stock as of March 31, 2014 by (i) each person known by the Company to be the owner of more than 5% of the outstanding common stock, (ii) each director, (iii) each named executive officer, and (iv) all directors and executive officers as a group. In general, “beneficial ownership” includes those shares that a stockholder has the power to vote or the power to transfer, and stock options and other rights to acquire common stock that are exercisable currently or become exercisable within 60 days. Unless otherwise indicated, the address for each person is Q Therapeutics, Inc., 615 Arapeen Drive, Suite 102, Salt Lake City, UT 84108.

Name of Selling Stockholders	Number of Shares of Voting Stock Beneficially Owned (1)	Percentage of Class (1)
Cephalon, Inc., 41 Moores Road, Frazer, PA 19355 (2)	11,056,641	31.4%
Dinesh C. Patel, Ph.D., Chairman (3)	7,343,123	25.7%
MPI Research 54943 North Main Street, Mattawan, MI 49071 (4)	4,370,660	14.6%
UpStart Life Sciences Capital, L.P . 417 Wakara Way, Suite 3510, Salt Lake City, UT 84108 (5)	2,884,576	9.7%
Life Technologies Corporation, 5791 Van Allen Way, Carlsbad, CA 92008 (6)	2,445,564	8.8%
Deborah A. Eppstein, Ph.D., President, CEO and Director (7)	2,588,300	8.7%
Steven J. Borst, CFO and Vice President of Corporate Development (8)	1,852,142	6.3%
Linda F. Powers, Director (9)	1,497,496	5.4%
Peter Barton Hutt, Director (10)	225,636	*
Peter Grebow Ph.D., Director (11)	95,833	*
Diane Jorkasky, Director (12)	62,500	*
All Directors and Executive Officers as a Group (6 persons) (13)	13,665,030	31.2%

(1)	Percentage ownership is based on 27,844,863 shares of common stock outstanding as of March 31, 2014 and any shares of common stock that the beneficial owner has the right to acquire within 60 days. Any securities not outstanding which are subject to such options, warrants, rights or conversion privileges shall be deemed to be outstanding for the purpose of computing the percentage of outstanding securities of the class owned by such person but shall not be deemed to be outstanding for the purpose of computing the percentage of the class by any other person. Except as otherwise indicated, each of the persons and entities named in the table has sole voting and dispositive power with respect to all shares of common shares owned by them.
(2)	Includes 3,685,547 shares of common stock and warrants to purchase 7,371,094 shares of common stock.

(3)	Shares are owned by vSpring, Mr. Patel’s employer and includes 5,246,849 shares of common stock and warrants to purchase 535,154 shares of common stock each held directly vSpring SBIC, L.P. Includes 1,099,410 shares of common stock and warrants to purchase 156,949 shares of common stock held directly by vSpring, L.P. Includes 141,319 shares of common stock and warrants to purchase 20,174 shares of common stock held directly by vSpring Partners, L.P. Includes 93,268 shares of common stock and a warrant to purchase 50,000 shares of common stock owned directly by Mr. Patel, for which he also has solve voting and dispositive power.
(4)	Includes 2,185,330 shares of common stock and warrants to purchase 2,185,330 shares of common stock.
(5)	Includes 962,384 shares of common stock and warrants to purchase 1,922,192 shares of common stock. Upstart Ventures Management, L.L.C. as the general partner of UpStart Life Sciences Capital, LP has voting and dispositive control over the shares held by UpStart Life Sciences Capital, L.P. UpStart Ventures Management, LLC is managed collectively by Dennis Farrar, Theodore H. Stanley and Steven J. Borst.
(6)	Includes 2,445,564 shares of common stock.
(7)	Includes 701,062 shares of common stock and 1,887,238 options exercisable for shares of common within 60 days of March 31, 2014.
(8)	Includes 495,871 shares of common stock and 1,325,216 options exercisable for shares of common stock within 60 days of March 31, 2014 held directly by Mr. Borst. Mr. Borst has indirect ownership of 5,435 shares of common stock and warrants to purchase 25,620 shares of common stock which are owned by his spouse.
(9)	Includes 1,400,916 shares of common stock owned by Toucan Capital Fund III, L. P. and warrants to purchase 96,850 shares of common stock owned by Toucan Capital Corp.
(10)	Includes 32,451 shares of common stock and 193,185 options exercisable to purchase common stock within 60 days of March 31, 2014 stock owned by Toucan Capital Corp.
(11)	Includes 95,833 options exercisable to purchase common stock within 60 days of March 31, 2014.
(12)	Includes 62,500 options exercisable to purchase common stock within 60 days of March 31, 2014.
(13)	Includes options for an aggregate of 3,563,972 shares of common stock held by executive officers and directors as a group that are exercisable within 60 days of March 31, 2014.

Item 13. Certain Relationships and Related Transactions, and Director Independence

Related Party and Certain Transactions

Between August 12 and September 30, 2013, the Company received $250,000 in cash proceeds resulting from a bridge financing by a group of note holders, which included both an officer and an affiliate. The officer has since transferred ownership to the affiliate.

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

Item 14. Principal Accounting Fees and Services

The following sets forth the fees billed to us for audit work and other services performed by Tanner LLC, our independent registered public accounting firm, for the years ended December 31, 2013 and 2012.

	2013	2012
Audit services	$81,000	$77,500
Audit related services	21,201	18,075
Tax services	5,825	12,225

Total	$108,026	$107,800

Audit Fees

Audit fees consist of the aggregate fees billed for professional services rendered by Tanner LLC for audit of the Company’s annual financial statements and review of financial statements included in quarterly reports.

Audit-Related Fees

Audit related fees consist of the aggregate fees billed for professional services rendered by Tanner LLC in the review of our 1933 Act registration statements and responses to SEC comment letters.

Tax Fees

Tax fees consist of the aggregate fees billed for tax return preparation and compliance.

All Other Fees

None.

Pre-Approval Policies and Procedures

The Chairman of the Board of Directors has specifically approved the audit, audit related, and tax services performed by Tanner LLC (Tanner) and has determined the rendering of such was compatible with maintaining Tanner’s independence.

In fiscal years 2013 and 2012, all Audit fees, Audit-Related fees, and Tax fees were approved by the Chairman of the Board of Directors directly prior to the commencement of services.

PART IV.

Item 15. Exhibits

Index to Exhibits

Exhibit	Description

2.1	Agreement and Plan of Merger by and between Grace 2, Inc., Q Merger Sub., and Q Therapeutics, Inc., dated October 13, 2011 (incorporated by reference from the Company’s Current Report on Form 8-K filed on October 18, 2011).

3.1	Certificate of Incorporation of Grace 2, Inc. (incorporated by reference from the Company’s Registration Statement on Form 10SB filed on June 19, 2006).

3.2	Certificate of Amendment to Certificate of Incorporation of Grace 2, Inc. dated October 18, 2011 (incorporated by reference from the Company’s Registration Statement on Form S-1 filed on June 29, 2012).

3.3(1)	By Laws of Q Therapeutics, Inc.

3.4	Certificate of Amendment to the Certificate of Incorporation of Q Therapeutics, Inc. dated October 9, 2012 (incorporated by reference from the Company’s Form 10-Q filed November 13, 2012).

3.5	Certificate of Amendment to the Certificate of Incorporation of Q Holdings, Inc. dated October 30, 2012 (incorporated by reference from the Company’s Form 10-Q filed November 13, 2012).

4.1	Form of Series A Warrant (incorporated by reference from the Company’s Form 10-Q filed on August 10, 2012.)

4.1.1(1)	Form of Amendment of Series A Warrant.

4.2	Form of Series B Warrant (incorporated by reference from the Company’s Registration Statement on Form S-1 filed on June 29, 2012).

4.2.1(1)	Form of Amendment of Series B Warrant.

4.3	Form of Bridge Warrant (incorporated by reference from the Company’s Registration Statement on Form S-1/A filed on August 16, 2012).

4.4	Form of Amendment to Bridge Warrant (incorporated by reference from the Company’s Registration Statement on Form S-1/A filed on August 16, 2012).

4.5	Q Holdings Stock Purchase Agreement (incorporated by reference from the Company’s Current Report on Form 8-K/A filed on December 9, 2011.)

4.6	Q Holdings Security Rights Agreement (incorporated by reference from the Company’s Current Report on Form 8-K/A filed on December 9, 2011.)

4.7	Amended and Restated Q Therapeutics 2002 Stock Incentive Plan (incorporated by reference from the Company’s Registration Statement on Form S-1 filed on June 29, 2012).

4.8	Q Holdings 2011 Equity Incentive Compensation Plan (incorporated by reference from the Company’s Registration Statement on Form S-1 filed on June 29, 2012.)

4.9(1)	Form of Subscription Agreement.

4.10(1)	Form of Registration Rights Agreement.

4.11(1)	Form of Warrant to Purchase Common Stock.

10.1	Exclusive License Agreement between Q Therapeutics, Inc. and the University of Utah Research Foundation dated October 5, 2005, as amended, re-filed pursuant to SEC recommendations (incorporated by reference from the Company’s Current Report on Form 8-K filed on March 13, 2012. Certain provisions have been omitted pursuant to Confidential Treatment Requests and have been filed separately with the SEC.)

10.2	Employment Agreement between Q Holdings, Inc. and Deborah A. Eppstein Ph.D. dated October 13, 2012 (incorporated by reference from the Company’s Current Report on Form 8-K filed on October 18, 2011).

10.2.1	Amendment to Employment & Proprietary Rights Agreement between Q Therapeutics, Inc. and Deborah A. Eppstein Ph.D. dated December 18, 2012 (incorporated by reference from the Company’s Annual Report on Form 10-K filed on March 28, 2013).

10.3	Employment Agreement between Q Holdings, Inc. and Steven J. Borst, dated October 13, 2012 (incorporated by reference from the Company’s Current Report on Form 8-K filed on October 18, 2011).

10.3.1	Amendment to Employment & Proprietary Rights Agreement between Q Therapeutics, Inc. and Steven J. Borst, dated December 18, 2012 (incorporated by reference from the Company’s Annual Report on Form 10-K filed on March 28, 2013).

10.4	Lease Agreement dated January 30, 2004 between Q Therapeutics, Inc. and Paradigm Resources, LLC (incorporated by reference from the Company’s Current Report on Form 8-K/A filed on December 9, 2011).

10.5	Form of Promissory Note (incorporated by reference from the Company’s Quarterly Report on Form 10-Q filed on November 14, 2013).

10.6	Compensation Plan for Employees of Q Therapeutics, Inc. as approved by the Board of Directors on December 18, 2012 (incorporated by reference from the Company’s Annual report on Form 10-K filed on March 28, 2013).

14.1	Code of Ethics and Conduct (incorporated by reference from the Company’s Form 10-Q filed November 13, 2012).

21.1(1)	List of Subsidiaries

23.1(1)	Consent of Independent Registered Public Accounting Firm

31.1(1)	Certification of the Company’s Principal Executive Officer pursuant to 15d-15(e), under the Securities and Exchange Act of 1934, as amended, with respect to the registrant’s Annual Report on Form 10-K for the year ended December 31, 2013.

31.2(1)	Certification of the Company’s Principal Financial Officer and Principal Accounting Officer pursuant to 15d-15(e), under the Securities and Exchange Act of 1934, as amended, with respect to the registrant’s Annual Report on Form 10-K for the year ended December 31, 2013.

32.1*	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Principal Executive Officer).

32.2*	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Principal Financial Officer and Principal Accounting Officer).

XBRL Instance Document

XBRL Taxonomy Extension Schema Document

XBRL Taxonomy Extension Calculation Linkbase Document

XBRL Taxonomy Extension Definition Linkbase Document

XBRL Taxonomy Extension Label Linkbase Document

XBRL Taxonomy Extension Presentation Linkbase Document

(1)	Filed herewith.
*	Furnished herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Q THERAPEUTICS, INC.

April 15, 2014.	By:	/s/ DEBORAH A. EPPSTEIN, PH.D.
Deborah A. Eppstein, Ph.D. President and Chief Executive Officer, Director (Principal Executive Officer)

April 15, 2014.	By:	/s/ STEVEN J. BORST, M.B.A.
Steven J. Borst, M.B.A. Chief Financial Officer and Vice President of Corporate Development (Principal Financial Officer, Principal Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ DEBORAH A. EPPSTEIN, PH.D.	President and Chief Executive Officer, Director	April 15, 2014.
Deborah A. Eppstein, Ph.D.	(Principal Executive Officer)

/s/ STEVEN J. BORST	Chief Financial Officer and Vice President of	April 15, 2014.
Steven J. Borst	Corporate Development (Principal Financial Officer, Principal Accounting Officer)

/s/ DINESH C. PATEL, PH.D.	Chairman of the Board of Directors	April 15, 2014.
Dinesh C. Patel, Ph.D.

/s/ PETER BARTON HUTT	Director	April 15, 2014.
Peter Barton Hutt

Director
Linda F. Powers

/s/ PETER GREBOW, PH.D.	Director	April 15, 2014.
Peter Grebow, Ph.D.

/s/ DIANE JORKASKY, M.D.	Director	April 15, 2014.
Diane Jorkasky, M.D.

Q THERAPEUTICS, INC.

(A Development Stage Company)

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Q Therapeutics, Inc.

We have audited the accompanying consolidated balance sheets of Q Therapeutics, Inc. and subsidiaries (collectively, the Company) as of December 31, 2013 and 2012, the related consolidated statements of operations, stockholders’ equity (deficit), and cash flows for the years then ended and for the period from inception of the development stage (March 28, 2002) through December 31, 2013. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Q Therapeutics, Inc. and subsidiaries as of December 31, 2013 and 2012, and the results of their operations and their cash flows for the years then ended and for the period from March 28, 2002 (date of inception) through December 31, 2013 in conformity with U.S. generally accepted accounting principles.

/s/ Tanner LLC

Salt Lake City, Utah

April 15, 2014

Q THERAPEUTICS, INC. AND SUBSIDIARIES

(A Development Stage Company)

Consolidated Balance Sheets

As of December 31, 2013 and 2012

	2013	2012
Assets
Current assets:
Cash	$142,532	$794,207
Receivables, net of allowance of $28,800 as of December 31, 2013 and 2012	5,556	477,802
Prepaid financing costs, net	63,333	—
Prepaid expenses and other	10,109	10,366

Total current assets	221,530	1,282,375
Property and equipment, net	27,999	16,044
Other assets	7,513	7,513

Total assets	$257,042	$1,305,932

Liabilities and Stockholders’ Equity (Deficit)
Current liabilities:
Accounts payable	$2,364,001	$1,203,365
Accrued liabilities	81,156	9,685
Accrued compensation	353,950	87,892
Notes payable	500,000	—

Total current liabilities	3,299,107	1,300,942

Commitments and contingencies
Stockholders’ equity (deficit):
Common stock, $0.0001 par value: 100,000,000 shares authorized; 24,936,833 and 24,761,832 shares outstanding as of December 31, 2013 and 2012, respectively	2,494	2,476
Additional paid-in capital	20,836,811	20,494,792
Accumulated deficit	(23,881,370)	(20,492,278)

Total stockholders’ equity (deficit)	(3,042,065)	4,990

Total liabilities and stockholders’ equity (deficit)	$257,042	$1,305,932

See accompanying notes to consolidated financial statements.

Q THERAPEUTICS, INC. AND SUBSIDIARIES

(A Development Stage Company)

Consolidated Statements of Operations

For the Years Ended December 31, 2013 and 2012 and for the

Period from March 28, 2002 (Date of Inception) to December 31, 2013

			Cumulative
			From
	2013	2012	Inception
Grant revenues	$14,175	$485,031	$1,104,434
License fees and other revenues	12,000	—	294,900

Total operating revenues	26,175	485,031	1,399,334
Cost of revenues	4,800	—	4,800

Gross profit	21,375	485,031	1,394,534

Operating expenses:
Research and development	1,827,533	2,089,321	12,800,425
General and administrative	1,384,712	1,458,088	10,503,947

Total operating expenses	3,212,245	3,547,409	23,304,372

Operating loss	(3,190,870)	(3,062,378)	(21,909,838)

Other income (expense):
Interest income	—	4,274	187,616
Interest expense	(202,111)	(2,237)	(2,313,525)
Other income, net	3,889	2,501	154,377

Total other income (expense), net	(198,222)	4,538	(1,971,532)

Loss before provision (benefit) for income taxes	(3,389,092)	(3,057,840)	(23,881,370)
Provision (benefit) for income taxes	—	—	—

Net loss	$(3,389,092)	$(3,057,840)	$(23,881,370)

Weighted average number of common shares outstanding - basic and diluted	24,839,755	24,683,787

Net loss per common share - basic and diluted	$(0.14)	$(0.12)

See accompanying notes to consolidated financial statements.

Q THERAPEUTICS, INC. AND SUBSIDIARIES

(A Development Stage Company)

Consolidated Statements of Stockholders’ Equity (Deficit)

For the for the Period from March 28, 2002 (Date of Inception) to December 31, 2013

Q Therapeutics, Inc.

(A Development Stage Company)

Statement of Stockholder’s Equity (Deficit)

	Series A1		Series A2		Series B				Additional			Total
	Preferred Stock		Preferred Stock		Preferred Stock		Common Stock		Paid-in	Accumulated	Notes	Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Receivable	Equity (Deficit)
Balance, March 28, 2002	—	$—	—	$—	—	$—	—	$—	$—	$—	$—	$—
Recapitalization due to reverse merger	—	—	—	—	—	—	2,600,000	260	(260)	—	—	—
Common stock issued at inception, $0.001 per share	—	—	—	—	—	—	818,500	82	737	—	—	819
Common stock issued for technology	—	—	—	—	—	—	219,658	22	198	—	—	220
Series A1 preferred stock issued for cash, $1.20 per share	250,000	25	—	—	—	—	—	—	299,975	—	—	300,000
Series A2 preferred stock issued for:
Cash, $2.24 per share (net of issuance cost of $178,827)	—	—	1,517,859	152	—	—	—	—	3,221,026	—	—	3,221,178
Conversion of notes payable, including accrued interest of $29,692; $2.24 per share	—	—	482,008	48	—	—	—	—	1,079,643	—	—	1,079,691
Series B preferred stock issued for:
Cash, $2.30 per share (net of issuance cost of $130,441)	—	—	—	—	1,750,002	175	—	—	3,894,386	—	—	3,894,561
Conversion of notes payable, including accrued interest of $369,427 $2.30 per share	—	—	—	—	1,780,183	178	—	—	4,094,250	—	—	4,094,428
Exercise of Series A2 preferred stock warrants for cash	—	—	13,952	1	—	—	—	—	1,395	—	—	1,396
Exercise of options for cash	—	—	—	—	—	—	63,901	6	9,794	—	—	9,800
Proceeds from debt allocated to preferred stock warrants and beneficial conversion feature	—	—	—	—	—	—	—	—	940,819	—	—	940,819
Stock-based compensation expense	—	—	—	—	—	—	—	—	103,112	—	—	103,112
Exercise of options for notes receivable							491,144	49	135,253	—	(135,302)	—
Net loss (cumulative from March 28, 2002 through December 31, 2008)	—	—	—	—	—	—	—	—	—	(13,214,519)	—	(13,214,519)

Balance as of December 31, 2008	250,000	25	2,013,819	201	3,530,185	353	4,193,203	419	13,780,328	(13,214,519)	(135,302)	431,505
Stock-based compensation expense	—	—	—	—	—	—	—	—	42,776	—	—	42,776
Net loss	—	—	—	—	—	—	—	—	—	(755,731)	—	(755,731)

Balance as of December 31, 2009	250,000	25	2,013,819	201	3,530,185	353	4,193,203	419	13,823,104	(13,970,250)	(135,302)	(281,450)
Series B preferred stock issued for:
Cash, $2.30 per share	—	—	—	—	541,743	54	—	—	1,245,954	—	—	1,246,008
Conversion of notes payable, including accrued interest of $918; $2.30 per share	—	—	—	—	6,921	1	—	—	15,917	—	—	15,918
Subscription receivable $2.30 per share	—	—	—	—	4,348	—	—	—	10,000	—	—	10,000
Exercise of Series A2 preferred stock warrants for cash	—	—	8,371	1	—	—	—	—	836	—	—	837
Stock-based compensation expense	—	—	—	—	—	—	—	—	83,298	—	—	83,298
Net loss	—	$—	—	$—	—	$—	—	$—	$—	$(864,850)	$—	$(864,850)

See accompanying notes to consolidated financial statements.

Q THERAPEUTICS, INC. AND SUBSIDIARIES

(A Development Stage Company)

Consolidated Statements of Stockholders’ Equity (Deficit) Continued

For the Period from March 28, 2002 (Date of Inception) to December 31, 2013

	Series A1		Series A2		Series B				Additional			Total
	Preferred Stock		Preferred Stock		Preferred Stock		Common Stock		Paid-in	Accumulated	Notes	Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Receivable	Equity (Deficit)
Balance as of December 31, 2010	250,000	$25	2,022,190	$202	4,083,197	$408	4,193,203	$419	$15,179,109	$(14,835,100)	$(135,302)	$209,761
Series B preferred stock issued for services	—	—	—	—	19,457	2	—	—	44,748	—	—	44,750
Stock-based compensation expense	—	—	—	—	—	—	—	—	42,378	—	—	42,378
Value of warrants issued with bridge financing	—	—	—	—	—	—	—	—	296,444	—	—	296,444
Conversion of preferred stock to common in conjunction with reverse merger	(250,000)	(25)	(2,022,190)	(202)	(4,102,654)	(410)	13,791,231	1,379	(742)	—	—	—
Conversion of bridge notes to common stock in conjunction with reverse merger	—	—	—	—	—	—	916,644	92	916,552	—	—	916,644
Exchange of Q Therapeutics common stock for Q Holdings in conjunction with reverse merger	—	—	—	—	—	—	1,853,507	185	(135,487)	—	135,302	—
Common stock issued for cash, $1.00 per share (net of issuance costs of $197,729)	—	—	—	—	—	—	3,828,047	383	3,629,935	—	—	3,630,318
Net loss	—	—	—	—	—	—	—	—	—	(2,599,338)	—	(2,599,338)

Balance as of December 31, 2011	—	—	—	—	—	—	24,582,632	2,458	19,972,937	(17,434,438)	—	2,540,957
Common stock forfeited for loan default	—	—	—	—	—	—	(200,000)	(19)	19	—	—	—
Common stock issued for:
Cash, $1.00 per share	—	—	—	—	—	—	190,000	19	189,981	—	—	190,000
Exercise of stock options	—	—	—	—	—	—	32,451	3	1,797	—	—	1,800
Services	—	—	—	—	—	—	156,749	15	156,735	—	—	156,750
Warrants issued for services	—	—	—	—	—	—	—	—	13,086	—	—	13,086
Stock-based compensation expense	—	—	—	—	—	—	—	—	160,,237	—	—	160,237
Net loss	—	—	—	—	—	—	—	—	—	(3,057,840)	—	(3,057,840)

Balance as of December 31, 2012	—	—	—	—	—	—	24,761,832	2,476	20,494,792	(20,492,278)	—	4,,990
Common stock issued for services	—	—	—	—	—	—	175,001	18	174,982	—	—	175,000
Warrants issued for services	—	—	—	—	—	—	—	—	65,284	—	—	65,284
Stock-based compensation expense	—	—	—	—	—	—	—	—	101,753	—	—	101,753
Net loss	—	—	—	—	—	—	—	—	—	(3,389,092)	—	(3,389,092)

Balance as of December 31, 2013	—	$—	—	$—	—	$—	24,936,833	$2,494	$20,836,811	$(23,881,370)	$—	$(3,042,065)

See accompanying notes to consolidated financial statements.

Q THERAPEUTICS, INC. AND SUBSIDIARIES

(A Development Stage Company)

Consolidated Statements of Cash Flows

For the Years Ended December 31, 2013 and 2012 and

for the Period from March 28, 2002 (Date of Inception) to December 31, 2013

			Cumulative
			From
	2013	2012	Inception
Cash flows from operating activities:
Net loss	$(3,389,092)	$(3,057,840)	$(23,881,370)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	11,847	18,242	403,494
Original debt discount	—	—	450,000
Accretion of debt costs and beneficial conversion feature	186,667	—	1,423,930
Stock-based compensation	101,753	160,237	533,554
Debt issued for services	—	—	90,000
Common stock issued for services	175,000	156,750	331,750
Preferred stock issued for services	—	—	44,750
Warrants issued for services	65,284	13,086	78,370
Provision for losses on receivables	—	(26,518)	(43,677)
Decrease (increase) in:
Receivables	472,246	(397,488)	38,121
Prepaid expenses and other assets	257	(10,366)	(17,622)
Increase (decrease) in:
Accounts payable and accrued liabilities	1,232,107	1,111,657	2,844,276
Accrued compensation	266,058	(89,509)	353,950

Net cash used in operating activities	(877,873)	(2,121,749)	(17,350,474)

Cash flows from investing activities:
Purchase of property and equipment	(23,802)	(2,363)	(431,273)

Cash flows from financing activities:
Proceeds from issuance of notes payable	250,000	—	5,507,562
Payments on short-term note payable	—	(15,000)	(90,000)
Issuance of preferred stock for cash	—	—	8,671,747
Issuance of common stock for cash	—	190,000	3,821,137
Proceeds from exercise of common stock options	—	1,800	11,600
Proceeds from exercise of preferred stock warrants	—	—	2,233

Net cash provided by financing activities	250,000	176,800	17,924,279

Net (decrease) increase in cash	(651,675)	(1,947,312)	142,532
Cash as of beginning of the period	794,207	2,741,519	—

Cash as of end of the period	$142,532	$794,207	$142,532

Supplemental disclosure of cash flow information:
Cash paid for interest	$1,009	$2,237	$8,680

See accompanying notes to consolidated financial statements.

Q Therapeutics, Inc.

(A Development Stage Company)

Consolidated Statements of Cash Flows Continued

For the Years Ended December 31, 2013 and 2012 and

For the Period from March 28, 2002 (Date of Inception) to December 31, 2013

Supplemental Disclosure of noncash investing and financing activities:

•	The Company issued 219,658 shares of common stock in exchange for technology valued at $220.

•	The Company converted $1,050,000 of notes payable and $29,691 of accrued interest to 482,008 shares of Series A2 preferred stock.

•	The Company converted $3,740,000 of notes payable and $370,346 of accrued interest to 1,787,104 shares of Series B preferred stock.

•	The Company received proceeds of $1,237,263 from debt related to preferred stock warrants and their beneficial conversion feature.

•	The Company converted $900,000 of bridge notes payable and $16,644 of accrued interest to 916,644 shares of common stock.

•	The Company converted 250,000 shares of Series A1 preferred stock, 2,022,190 shares of Series A2 preferred stock, and 4,102,654 shares of Series B preferred stock to 13,791,231 shares of common stock.

•	Two stockholders forfeited and the Company retired 200,000 shares of common stock with a net impact on equity of $19 as a result of untimely payments on their notes.

•	The Company received $250,000 in cash proceeds in exchange for notes payable of $500,000.

See accompanying notes to consolidated financial statements.

Q Therapeutics, Inc.

(A Development Stage Company)

Notes to Consolidated Financial Statements

1. Organization

Q Therapeutics, Inc. (Q Therapeutics) conducts its operations through its wholly owned subsidiary, Q Therapeutic Products, Inc. (Q Products), and its wholly owned subsidiary NeuroQ Research, Inc. (collectively, the Company.) Q Therapeutics is a Salt Lake City, Utah-based biopharmaceutical company that is developing human cell-based therapies intended to treat degenerative diseases of the brain and spinal cord, the primary components of the central nervous system (CNS). Q Products was incorporated in the state of Delaware on March 28, 2002 and merged with Q Acquisition, Inc., a Delaware corporation and a wholly owned subsidiary of Grace 2, Inc., on October 13, 2011. Grace 2 was incorporated on October 27, 2005. On November 2, 2011, Grace 2 changed its name to Q Holdings, Inc. and on December 10, 2012, it changed its name to Q Therapeutics, Inc.

The technology upon which these potential therapies is based was developed by Q Therapeutics’ co-founder Mahendra Rao, M.D., Ph.D., a leader in glial stem cell biology, during his tenure at the University of Utah and as Head of the Stem Cell Section in the Laboratory of Neuroscience at the National Institutes of Health (NIH) Institute of Aging. Dr. Rao was one of the first scientists to identify and seek patent coverage on stem cells and their progeny cells found in the CNS. After licensing Dr. Rao’s technology from the University of Utah and NIH, Q Therapeutics commenced operations in the spring of 2004 to develop cell-based therapeutics that can be sold as “off-the-shelf” pharmaceuticals.

2. Significant Accounting Policies

The Company has adopted the following significant accounting policies in preparing its consolidated financial statements:

Basis of Presentation and Consolidation

The accompanying consolidated financial statements have been prepared by management in accordance with U.S. generally accepted principles (US GAAP), and include all assets and liabilities of the Company and its wholly owned subsidiary, Q Therapeutic Products, Inc. All material transactions and balances have been eliminated.

Development Stage and Liquidity

For the period from March 28, 2002 (date of inception) through December 31, 2013, the Company has not generated significant revenues and has been developing its products. Therefore, the Company is considered to be in the development stage in accordance with the provisions of Accounting Standards Codification (ASC) Topic 915, Development Stage Entities. Cumulative amounts have been presented for the period from March 28, 2002 (date of inception) through December 31, 2013. The Company has been dependent on government grants and debt and equity raised from investors to sustain its operations. The Company expects to continue to fund operations through similar sources of debt and equity capital. Although management believes that its existing cash balances are sufficient to sustain operations through at least December 31, 2013, there can be no assurance that capital will be available on favorable terms or at all beyond that point. If it is unable to raise additional capital, the Company will likely be forced to curtail desired development activities, which will delay the development of its product candidates. The Company’s products have not been approved by the U.S. Food and Drug Administration (FDA) for commercial sale; therefore, the Company has not generated revenues from commercial therapeutic product sales. The Company has incurred losses and has negative cash flows from operating activities since inception. As of December 31, 2013, the Company had an accumulated deficit of $23,881,370 and negative stockholders’ equity of $3,042,065.

Between March 7 and April 14, 2014, the Company issued an aggregate of 4,420,530 shares of common stock and warrants to acquire 4,420,530 shares of the Company’s common stock in settlement of indebtedness of $2,408,030 and cash consideration of $2,012,500 (see Note 11). The warrants entitle the holders thereof to purchase up to an aggregate of 4,420,530 shares of common stock at an initial exercise price of $1.00 per share. The warrants are immediately exercisable and expire in no more than four years.

Q Therapeutics, Inc.

(A Development Stage Company)

Notes to Consolidated Financial Statements Continued

Use of Estimates

The preparation of financial statements in conformity with US GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the dates of the financial statements and the reported amounts of the revenues and expenses for the reporting periods. Accordingly, actual results could differ from those estimates. Key estimates include allowances for doubtful accounts receivable, useful lives for property and equipment, valuation allowances for net deferred income tax assets, and valuations for stock-based compensation awards. The Company bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances.

Revenue Recognition and Grants Receivable

The Company periodically applies for research grants, generally as a sub-recipient to grants funded by government agencies through research universities. Grant revenues are recognized as associated expenses are incurred and are billed in conjunction with the terms of the grants. The Company records its grants receivable in accordance with the provisions of the grant agreements. The Company’s grants receivable are considered past due when payment has not been received within 30 days of the invoice date, although certain institutions customarily do not pay within these terms. The amounts of the specific allowances are estimated by management based on various assumptions including the age of the individual receivable, and changes in payment schedules and histories. Receivable balances are charged off against the allowance for doubtful accounts when management determines the probability of collection is remote. Recoveries of receivables previously charged off are recorded when payment is received. Revenue earned in 2013 was derived from two customers. The Company did not incur any losses relating to bad debts associated with grant revenue for the years ended December 31, 2013 and 2012.

In December 2012, the Company was notified of a sub-award as part of grant funding awarded to The Johns Hopkins University from the National Institute of Neurological Disorders and Stroke (NINDS) of the National Institutes of Health. The Company was notified of a sub-award for the 2012-2013 grant plan year for $631,383, of which the Company received $491,977 and the balance was paid directly to a third party supplier. As of December 31, 2013 and 2012, $5,667 and $477,802, respectively, is included in the grants receivable balance.

Q Therapeutics, Inc.

(A Development Stage Company)

Notes to Consolidated Financial Statements Continued

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

For the year ended December 31, 2013, one supplier accounted for approximately 60% of the Company’s research and development purchases.

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

Impairment of Long-Lived Assets

The Company reviews its property and equipment, and other long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amounts of the assets may be impaired. Management does not consider any of the Company’s assets to be impaired as of December 31, 2013 and 2012.

Leases

Subsequent to year-end, the Company is leasing its office and research facility on a month-to-month basis. Management expects to enter into a longer term lease in the near future. If rent escalations in the new lease are material, the Company will record the total rent payable during the lease term on a straight-line basis over the term of the lease. The Company will record any difference between the rent paid and the straight-line rent as a deferred rent liability.

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

The volatility assumption used in the Black-Scholes option-pricing model is based on the volatility of publicly traded companies in the same industry segment as the Company. The expected lives of the options and warrants granted represent the periods of time that the options granted are expected to be outstanding. The risk free rates for periods within the contractual lives of the options and warrants are based on the U.S. Treasury securities constant maturity rate that corresponds to the expected terms in effect at the time of grant. Stock compensation expense recorded by the Company was $101,753 and $160,237 for the years ended December 31, 2013 and 2012, respectively, and is included in general and administrative expense in the statements of operations.

Q Therapeutics, Inc.

(A Development Stage Company)

Notes to Consolidated Financial Statements Continued

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

Uncertain Tax Positions

The Company recognizes the financial statement amount of an uncertain tax position only after considering the probability that a tax authority would sustain the position in an examination. For tax positions meeting a “more likely-than-not” threshold, the amount recognized in the financial statements is the amount expected to be realized upon settlement with the tax authority. For tax positions not meeting the threshold, no financial statement benefit is recognized. The Company recognizes interest and penalties, if any, related to uncertain tax positions as general and administrative expenses. The Company currently has no federal or state examinations in progress. The Company’s tax years subject to federal and state tax examination are 2010, 2011, 2012 and 2013.

Research and Development Costs

Research and development (R&D) costs, including research performed under contract by third parties, are expensed as incurred. Major components of R&D expenses consist of personnel costs including salaries and benefits, outside research services, consulting fees, lab supplies and materials, license fees, and facility-related expenses. R&D expenses recorded by the Company were $1,827,533 and $2,089,321 for the years ended December 31, 2013 and 2012, respectively. Since its inception, the Company has incurred total R&D expenses of $12,800,425.

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

Due to the fact that for all periods presented, the Company has incurred net losses, potential dilutive common share equivalents as of December 31, 2013 and 2012, totaling 16,169,958 and 15,844,958, respectively, are not included in the calculation of Diluted EPS because they are anti-dilutive. Therefore, basic loss per common share is the same as diluted loss per common share for the years ended December 31, 2013 and 2012.

Recent Accounting Pronouncements

The Company has reviewed all accounting pronouncements that were effective during 2013 and does not believe any of those pronouncements modified its financial reporting. Additionally, the Company has reviewed all recently issued, but not yet effective, accounting pronouncements and does not believe the future adoption of those pronouncements will have a material impact on the Company’s financial position, results of operations or liquidity.

Subsequent Events

The Company has evaluated all subsequent events through the issuance date of the financial statements.

Q Therapeutics, Inc.

(A Development Stage Company)

Notes to Consolidated Financial Statements Continued

3. Property and Equipment

Property and equipment consist of the following:

	December 31, 2013	December 31, 2012
Lab equipment	$321,172	$299,876
Computers and software	67,739	65,234
Leasehold improvements	38,934	38,934
Office equipment and furniture	3,647	3,647

	431,492	407,691
Less accumulated depreciation and amortization	(403,493)	(391,647)

Property and equipment, net	$27,999	$16,044

Depreciation and amortization expense for the years ended December 31, 2013 and 2012 was $11,846 and $18,242, respectively.

4. Accrued Compensation

Accrued compensation consists of the following:

	December 31, 2013	December 31, 2012
Accrued wages	$278,393	$17,046
Accrued vacation expense	75,557	70,846

Total accrued compensation	$353,950	$87,892

Accrued wages consists primarily of salaries and related employment taxes resulting from the decision in March 2013 by certain of the Company’s executives to defer part, if not all, of their salaries until additional funding is obtained.

5. Notes Payable

Between August 12 and September 30, 2013, the Company received $250,000 in cash proceeds resulting from a bridge financing by a group of note holders, some of which were also considered affiliates, as evidenced by promissory notes. The notes were issued at 50% of face value, bear interest at a rate of 8% per annum, and matured beginning February 5, 2014. Notes payable as of December 31, 2013 were $500,000. Additionally, the Company has recorded interest relating to the notes of $201,102, of which almost all pertains to the amortization of the debt discount with $63,333 to be amortized over the remaining term of the note. As of December 31, 2013, no payments towards principal or interest had been made.

In February 2014, the largest note holder agreed to extend the maturity date for its $400,000 note for an additional 180 days, in exchange for certain call right language being removed from warrants the note holder acquired in 2011. On March 7, 2014, one of the notes totaling $104,000, including interest, was converted into equity at a rate of one unit per dollar consisting of one share of common stock and one warrant to purchase one share of common stock.

The effective interest rate related to this financing is approximately 156%.

Q Therapeutics, Inc.

(A Development Stage Company)

Notes to Consolidated Financial Statements Continued

6. Income Taxes

The benefit for income taxes differs from the amount computed at federal statutory rates as follows for the years ended December 31:

	2013	2012
Federal income tax at statutory rates	$(1,152,292)	$(1,039,665)
State income tax at statutory rates	(108,575)	(97,234)
Research and development credits	(161,935)	(67,011)
Change in valuation allowance	1,389,156	1,165,081
Other	33,646	38,829

	$—	$—

Significant components of the Company’s deferred income tax assets (liabilities) are as follows as of December 31:

	2013	2012
Current:
Accruals and reserves	$140,274	$37,168
Non-qualified stock options and other	—	—
Change in valuation allowance	(140,274)	(37,168)

	$—	$—

Long-term:
Net operating loss carryforwards	$8,064,635	$6,952,741
Depreciation and amortization	(358)	271
Non-qualified stock options and other	70,605	69,072
Research and development credits	794,750	621,497
Valuation allowance	(8,929,632)	(7,643,581)

	$—	$—

As of December 31, 2013, the Company had net operating loss (NOL) carryforwards available to offset future taxable income, if any, of approximately $21,621,000, which will begin to expire in 2022.

The Company has research and development credits totaling $794,750 available for offset against future federal income tax, if any. The credits begin to expire in 2022.

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

Q Therapeutics, Inc.

(A Development Stage Company)

Notes to Consolidated Financial Statements Continued

7. Stockholders’ Equity

Common Stock

As of December 31, 2013, the Company is authorized to issue 100,000,000 shares of common stock, of which 24,936,833 shares were outstanding. In addition, 836,667 shares of common stock have been reserved for issuance pursuant to the Company’s 2011 Stock Incentive Plan, as amended, as well as to permit the exercise in full of all outstanding warrants.

Holders of shares of common stock are entitled to cast one vote for each share held at all stockholders’ meetings for all purposes, including the election of directors. The common stock does not have cumulative voting rights.

Preferred Stock

As of December 31, 2013, the Company was authorized to issue 10,000,000 shares of preferred stock; however, no shares of preferred stock have been issued to date

Stock Options

2002 Stock Option Plan

In April 2002, the Q Therapeutics’ Board of Directors approved the Q Therapeutics 2002 Stock Incentive Plan (the 2002 Plan) and in February 2003, the holders of a majority of the outstanding voting capital stock of Q Therapeutics approved the 2002 Plan. The 2002 Plan permits the grant of incentive stock options, non-qualified stock options and restricted stock.

All but 228,472 options available for award under the 2002 Plan have been granted. By Board authorization on December 6, 2011, the Board added the 228,472 shares available but unissued pursuant to the 2002 Plan to the authorized/reserved option pool for the 2011 Plan (discussed below). As of December 31, 2013, 2,975,440 options were outstanding and issued under the 2002 Plan.

2011 Equity Incentive Compensation Plan

In connection with the Merger, on October 13, 2011, the Board of Directors and stockholders approved the Q Holdings 2011 Equity Incentive Compensation Plan (the 2011 Plan). Subject to the provisions of the 2011 Plan, a designated committee (Committee) of the Board of Directors (or if none, the Board) may, from time to time, in its sole discretion select from among eligible employees, non-employee directors and consultants those to whom awards shall be granted under the 2011 Plan, and shall determine in its discretion the nature, terms, conditions and amount of each award, subject to the terms of the 2011 Plan. The term of the 2011 Plan commenced on October 13, 2011 (the Effective Date) and remains in effect, subject to the right of the Committee or the Board to amend or terminate the 2011 Plan at any time pursuant to the 2011 Plan, until the earlier of (i) the tenth anniversary of the Effective Date, or (ii) all shares subject to the 2011 Plan have been purchased or acquired according to the 2011 Plan’s provisions.

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

On December 18, 2012, the Board of Directors approved, subject to stockholder approval, the addition of 3,000,000 shares to the 2011 Plan. On May 6, 2013, stockholders representing 69% of the issued and outstanding voting and common stock of the Company accepted the Board of Directors’ recommendation and provided their written consent to approve the additional 3,000,000 shares under the Plan, increasing the number of shares from 1,877,529 to 4,877,529 shares. As of December 31, 2013, 890,000 options had been issued under the 2011 Plan with 3,987,529 options available for future grant.

Q Therapeutics, Inc.

(A Development Stage Company)

Notes to Consolidated Financial Statements Continued

The following sets forth the outstanding common stock options and related activity for the years ended December 31, 2013 and 2012:

				Weighted
	Number	Weighted	Weighted	Average
	of	Average	Average	Remaining
	Options	Grant Date	Exercise	Contractual
	Outstanding	Fair Value	Price	Life (Years)
Outstanding as of December 31, 2011	3,156,948	$0.10	$0.14	7.23
Granted	890,000	0.62	1.00
Exercised	(32,451)	0.10	0.06
Forfeited	(149,057)	0.10	0.08

Outstanding as of December 31, 2012	3,865,440	0.22	0.34	6.94
Granted	—	—	—
Exercised	—	—	—
Forfeited	—	—	—

Outstanding as of December 31, 2013	3,865,440	$0.22	$0.34	6.06

Exercisable options as of December 31, 2012	3,175,803	$0.14	$0.21	6.55
Vested during the year ended December 31, 2012	517,254	0.35	0.58
Vested and expected to vest at December 31, 2012	3,693,029	0.21	0.31
Non-vested options at December 31, 2012	689,637	0.58	0.94
Exercisable options as of December 31, 2013	3,441,273	0.17	0.26	5.72
Vested during the year ended December 31, 2013	265,470	0.53	0.85
Vested and expected to vest at December 31, 2013	3,813,747	0.33	0.33
Non-vested options at December 31, 2013	206,772	0.62	1.00

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

For the year ended December 31, 2013, the Company did not grant any options. However, as of December 31, 2013, 836,667 options to purchase common stock had been reserved for grants that have not been issued.

The aggregate intrinsic value of outstanding stock options and the aggregate intrinsic value of outstanding exercisable stock options as of December 31, 2013, was $2,549,625. No stock options were exercised during 2013. The aggregate intrinsic value of outstanding stock options and the aggregate intrinsic value of outstanding exercisable stock options as of December 31, 2012 was $2,549,625 and $2,510,883, respectively. The aggregate intrinsic value of stock options exercised as of December 31, 2012 was $30,651.

Q Therapeutics, Inc.

(A Development Stage Company)

Notes to Consolidated Financial Statements Continued

Stock-based compensation for the years ended December 31, 2013 and 2012 was $101,753 and $160,237, respectively. As of December 31, 2013, the Company had $194,485 of unrecognized stock-based compensation expense related to non-vested awards that will be recognized over a weighted average period of 2.02 years.

Warrants

The following summarizes information about stock warrants as of December 31, 2013, all of which are exercisable:

		Weighted	Weighted
		Average	Average
	Number	Exercise	Remaining
	of	Price	Life	Intrinsic
	Warrants	Per Share	in Years	Value
Outstanding as of December 31, 2011	11,560,518	$1.39	6.51	$216,710
Granted	419,000	1.49	—	—
Exercised	—	—	—	—
Forfeited	—	—	—	—

Outstanding as of December 31, 2012	11,979,518	1.40	5.52	216,710
Granted	325,000	1.77	—	—
Exercised	—	—	—	—
Forfeited	—	—	—	—

Outstanding and exercisable as of December 31, 2013	12,304,518	$1.41	4.44	$216,710

The following table presents information related to outstanding stock warrants as of December 31, 2013, all of which are exercisable:

Warrants Outstanding and Exercisable
		Weighted Average
	Number of	Remaining Life in
Exercise Price	Warrants	Years
$0.05	132,797	1.1
0.53	192,242	1.1
1.00	5,844,691	4.9
1.01	75,000	4.6
1.04	823,347	1.1
1.20	41,750	3
1.25	62,500	1
1.75	62,500	1.3
2.00	4,944,691	4.9
2.25	62,500	1.5
2.75	62,500	1.8

	12,304,518	4.4

Q Therapeutics, Inc.

(A Development Stage Company)

Notes to Consolidated Financial Statements Continued

8. Commitments and Contingencies

Employee Agreements

The Company has entered into employment and proprietary rights agreements with all of its employees. These agreements stipulate that employment is on an at-will basis and outline salary, benefits, non-disclosure of confidential information, restrictions and assignment of intellectual property to the Company.

The Company has employment agreements with its CEO and CFO that specify compensation as salary, benefits and vacation. These agreements address severance for termination of employment and the provisions should a change of control occur.

License and Royalty Agreements

The Company has entered into an exclusive license agreement with a university, where the Company has obtained certain intellectual property from the university to commercialize, produce, manufacture, use and sell the patent rights. The Company is required to pay the university a contractual dollar amount for each new investigational drug application filed with the Food and Drug Administration (FDA) using the licensed intellectual property. Should the Company receive cash payments from licensing revenue during human trial research, the Company is required to pay 10% of all net licensing revenue (but not including payments for product development activities or equity purchases) to the university up to a certain maximum amount. The Company is also required to pay an amount upon New Drug Application (NDA) approval. The NDA approval occurs when the FDA has approved all prior drug testing and allows a new drug to go to market. Once the Company has an NDA, the Company must pay the university a royalty of 2% of net sales up to a certain dollar amount, 2.5% of net sales in excess of that amount of human therapeutics, and a royalty of 5% of net sales on any services. If the Company sublicenses the intellectual property, then the Company must pay the university in accordance with the provisions of the agreement.

In September 2012, the Company entered into two separate license agreements with one company (the licensor) whereby the Company has been granted two non-exclusive sub-licenses to make, have made or use the licensor’s intellectual technology. Each license agreement required an initial payment of $85,000, as well as an annual license fee of $5,000 per year. Additionally, the agreement allows the Company to purchase product on a per unit basis. No purchase commitments have been entered into at this time. The term of the license agreements is consistent with the term of the life of the patents.

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

In September 2013, the Company executed an agreement to acquire a non-exclusive, worldwide, perpetual, royalty free technology license. In consideration, the Company issued 100,000 shares of the Company’s common stock. Should the Company sublicense the technology to a third party, the Company is required to compensate the licensor 10% of the upfront fees. The agreement is in place for 10 years from the effective date of the agreement or the life of the patents, whichever is longer.

Right of First Negotiation

The Company had granted a stockholder a right of first negotiation to license certain technology of the Company related to Q-Cells. In accordance with the terms of the agreement, the right of first negotiation expired in January 2014.

Q Therapeutics, Inc.

(A Development Stage Company)

Notes to Consolidated Financial Statements Continued

Supplier Agreements

In March 2010, the Company entered into a service agreement with an outside research firm to support the Company’s submission of an investigational new drug application (IND) to the FDA. As part of this commitment, the Company was provided financing terms by the supplier which included partial payments of invoices, with remaining balances rolled into a convertible note payable accruing interest at 8% for the first 36 months and increasing to 10% for the 24 months thereafter. A provision in the note provided the supplier the right and option at any time prior to payment of the note to convert all or any portion of the outstanding balance into shares of the Company’s Series B preferred stock. As a result of the merger in October 2011, the Company eliminated its Series B preferred instruments and converted all outstanding shares to the Company’s common stock.

In November 2012, the Company and the supplier amended the terms of their original agreement via a Letter of Understanding (LOU) and increased the total purchase commitment with the supplier to approximately $2,600,000 with an expected completion by December 31, 2013. As the Company no longer has Series B preferred stock, the amendment provided the Company with the option of paying part of its commitment with cash or with shares of common stock. Upon conclusion of the supplier’s final project report, any outstanding balance was to be converted into a note payable accruing interest at 8% until July 31, 2015. Any outstanding amounts thereafter were to accumulate interest at 10% through March 31, 2016.

On March 7, 2014, the Company resolved its indebtness to this supplier by issuing 2,185,330 shares of common stock and a warrant to purchase 2,185,330 shares of common stock, effectively terminating the option of an outstanding balance converting into a note payable.

Advisory Agreements

On October 1, 2012, the Company entered into an agreement with an investor relations firm. In lieu of cash, the firm received 100,000 shares of restricted stock for services rendered from October 2012 through December 31, 2013. Additionally, 250,000 warrants were granted from January 1, 2013 through October 1, 2013 with exercise prices varying between $1.25 and $2.75.

In February 2013, the Company entered into an agreement to engage a financial advisory firm for a minimum term of six months. The agreement was revised in May 2013. The financial advisory firm is entitled to a commission equal to 7% of the total proceeds raised by the Company from its financing efforts payable in cash; and if warrants are issued as part of the placement of securities, an issuance of warrants equivalent to 1% of the aggregate number of warrants purchased in the offering, collectively not to exceed 8%. Additionally, the Company shall reimburse reasonable out-of-pocket expenses. To date, no such placement has occurred.

In July 2013, the Company entered into a business consulting services agreement effective through December 31, 2015. Under the agreement, the Company issued a warrant to purchase 75,000 shares of common stock at a strike price of $1.01 per share, with a five-year life and a cashless exercise option. The business consulting firm is entitled to receive additional warrants for up to 100,000 shares of common stock with similar terms.

Operating Leases

The Company leases its research and office facility under an operating lease, which expired March 31, 2013. The Company expects to renew the lease and is in negotiations with the landlord. Terms of the lease have not yet been finalized; and therefore, no minimum future obligations exist, and the arrangement is month-to-month.

Lease expense under operating leases was $152,098 and $150,528 for the years ended December 31, 2013 and 2012, respectively.

Q Therapeutics, Inc.

(A Development Stage Company)

Notes to Consolidated Financial Statements Continued

9. Benefit Plan

The Company sponsors a defined contribution 401(k) retirement plan (the Plan). Employees who are 18 years of age or older are eligible to participate in the Plan. Employees may elect to contribute to the Plan up to 100% of their annual compensation, up to the maximum amount allowed by the Internal Revenue Service.

The Company may elect to match part of the employee’s contribution, make a profit sharing contribution, or a non-qualified contribution at its discretion. The Company elected to make a contribution of $15,144 and $9,482 to the Plan for the years ended December 31, 2013 and 2012, respectively.

10. Related-Party Transactions

Between August 12 and September 30, 2013, the Company received $250,000 in cash proceeds resulting from a bridge financing by a group of note holders, which included both an officer and an affiliate. The officer has since transferred ownership to the affiliate.

On October 13, 2011, the Company issued promissory notes receivable to two minority stockholders that totaled $31,968. The notes bore interest at 8% per year and matured on December 31, 2011. In the event that the notes were not paid upon maturity, the interest rate increased to 15% per year and the stockholders forfeited 16,667 shares of their common stock per month, up to 200,000 shares, until the notes were paid in full. During 2012, the Company received total payments of $7,988 of which $5,941 was applied towards principal and $2,047 to interest. As of December 31, 2012, the amount owed was $28,800 of which $2,215 related to interest and all 200,000 shares of common stock had been forfeited by the owners and returned to the Company. As collection is not probable, an allowance has been provided against the full amount of the notes receivable.

11. Subsequent Events

Between March 7 and April 14, 2014, the Company issued an aggregate of 4,420,530 shares of common stock and warrants to acquire 4,420,530 shares of the Company’s common stock in settlement of indebtedness of $2,408,030 and cash consideration of $2,012,500. The warrants entitle the holders thereof to purchase up to an aggregate of 4,420,530 shares of common stock at an initial exercise price of $1.00 per share. The warrants are immediately exerciseable.

On March 17, 2014, the Company executed an agreement to acquire certain technology. To date, 10,000 shares of common stock have been issued in lieu of cash compensation. The Company also granted the licensor a non-exclusive license to the Company’s technology to sell a product for non-therapeutic research use in exchange for a 5% royalty on sales.