Form 10-Q
period 2014-03-31
Q Therapeutics, Inc.
filed 2014-05-15
CIK 1366541

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2014

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

As of May 15, 2014, there were 29,417,363 shares of Common Stock, $0.0001 par value per share, issued and outstanding.

Q Therapeutics, Inc.

(A Development Stage Company)

Q Therapeutics, Inc.

(A Development Stage Company)

PART I

Item 1. Financial Statements

Condensed Consolidated Balance Sheets (Unaudited)

	March 31, 2014	December 31, 2013
Assets

Current assets:
Cash	$284,407	$142,532
Receivables, net of allowance of $28,800 as of March 31, 2014 and December 31, 2013	—	5,556
Prepaid financing costs, net	—	63,333
Prepaid expenses and other	10,683	10,109

Total current assets	295,090	221,530

Property and equipment, net	31,296	27,999
Other assets	7,513	7,513

Total assets	$333,899	$257,042

Liabilities and Stockholders’ Deficit

Current liabilities:
Accounts payable	$386,838	$2,364,001
Accrued liabilities	106,192	81,156
Accrued compensation	481,489	353,950
Notes payable	400,000	500,000
Derivative liability	99,344	—

Total current liabilities	1,473,863	3,299,107

Commitments and contingencies

Stockholders’ deficit:
Common stock, $0.0001 par value: 100,000,000 shares authorized; 27,869,863 and 24,936,833 shares outstanding as of March 31, 2014 and December 31, 2013 , respectively	2,787	2,494
Additional paid-in capital	23,908,526	20,836,811
Accumulated deficit	(25,051,277)	(23,881,370)

Total stockholders’ deficit	(1,139,964)	(3,042,065)

Total liabilities and stockholders’ deficit	$333,899	$257,042

See accompanying notes to condensed consolidated financial statements.

Q Therapeutics, Inc.

(A Development Stage Company)

Condensed Consolidated Statements of Operations (Unaudited)

	For the Three Months Ended		Cumulative From Inception
	March 31, 2014	March 31, 2013

Grant revenues	$—	$5,501	$1,104,434
License fees and other revenues	—	—	294,900

Total operating revenues	—	5,501	1,399,334

Cost of revenues	—	—	4,800

Gross profit	—	5,501	1,394,534

Operating expenses:
Research and development	484,144	131,109	13,284,569
General and administrative	583,862	374,719	11,087,809

Total operating expenses	1,068,006	505,828	24,372,378

Operating loss	(1,068,006)	(500,327)	(22,977,844)

Other income (expense):
Interest income	—	—	187,616
Interest expense	(102,417)	(325)	(2,415,942)
Other income, net	516	1,373	154,893

Total other income (expense), net	(101,901)	1,048	(2,073,433)

Loss before provision (benefit) for income taxes	(1,169,907)	(499,279)	(25,051,277)
Provision (benefit) for income taxes	—	—	—

Net loss	$(1,169,907)	$(499,279)	$(25,051,277)

Weighted average number of common shares outstanding - basic and diluted	25,017,018	24,778,221

Net loss per common share - basic and diluted	$(0.05)	$(0.02)

See accompanying notes to condensed consolidated financial statements.

Q Therapeutics, Inc.

(A Development Stage Company)

Condensed Consolidated Statements of Cash Flows (Unaudited)

	For the Three Months Ended		Cumulative From Inception
	March 31, 2014	March 31, 2013

Cash flows from operating activities:
Net loss	$(1,169,907)	$(499,279)	$(25,051,277)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	2,318	4,337	405,812
Original debt discount	63,333	—	513,333
Accretion of debt costs and beneficial conversion feature	—	—	1,423,930
Stock-based compensation	248,822	25,438	782,376
Debt issued for services	—	—	90,000
Common stock issued for services	24,500	25,001	356,250
Preferred stock issued for services	—	—	44,750
Warrants issued for services	—	8,162	78,370
Provision for losses on receivables	—	—	(43,677)
Decrease (increase) in:
Receivables	5,556	475,968	43,677
Prepaid expenses and other assets	(574)	709	(18,196)
Increase (decrease) in:
Accounts payable and accrued liabilities	355,903	(187,563)	3,200,179
Accrued compensation	127,539	26,923	481,489

Net cash used in operating activities	(342,510)	(120,304)	(17,692,984)

Cash flows from investing activities:
Purchase of property and equipment	(5,615)	(19,851)	(436,888)

Cash flows from financing activities:

Proceeds from issuance of notes payable	—	—	5,507,562
Payments on short-term note payable	—	—	(90,000)
Issuance of preferred stock for cash	—	—	8,671,747
Issuance of common stock for cash	490,000	—	4,311,137
Proceeds from exercise of common stock options	—	—	11,600
Proceeds from exercise of preferred stock warrants	—	—	2,233

Net cash provided by financing activities	490,000	—	18,414,279

Net increase (decrease) in cash	141,875	(140,155)	284,407

Cash as of beginning of the period	142,532	794,207	—

Cash as of end of the period	$284,407	$654,052	$284,407

Supplemental disclosure of cash flow information:
Cash paid for interest	$214	$325	$8,894

See accompanying notes to condensed consolidated financial statements.

Q Therapeutics, Inc.

(A Development Stage Company)

Condensed Consolidated Statements of Cash Flows (Unaudited) Continued

Supplemental disclosure of noncash investing and financing activities for the period from March 28, 2002 (date of inception) to March 31, 2014:

•	The Company issued 219,658 shares of common stock in exchange for technology valued at $220.

•	The Company converted $1,050,000 of notes payable and $29,691 of accrued interest to 482,008 shares of Series A2 preferred stock.

•	The Company converted $3,740,000 of notes payable and $370,346 of accrued interest to 1,787,104 shares of Series B preferred stock.

•	The Company recorded a debt discount of $1,237,263 related to preferred stock warrants issued with debt and the beneficial conversion feature.

•	The Company converted $900,000 of bridge notes payable and $16,644 of accrued interest to 916,644 shares of common stock.

•	The Company converted 250,000 shares of Series A1 preferred stock, 2,022,190 shares of Series A2 preferred stock, and 4,102,654 shares of Series B preferred stock to 13,791,231 shares of common stock.

•	Two stockholders forfeited, and the Company retired, 200,000 shares of common stock with a net impact on equity of $19 as a result of untimely payments on their notes.

•	The Company received $250,000 in cash proceeds in exchange for notes payable of $500,000.

•	The Company converted $2,304,030 of accounts payable and $104,000 of notes payable into an aggregate of 2,408,030 shares of common stock.

See accompanying notes to condensed consolidated financial statements.

Q Therapeutics, Inc.

(A Development Stage Company)

Notes to Condensed Consolidated Financial Statements (Unaudited)

1. Organization

Q Therapeutics, Inc. (Q Therapeutics) conducts its operations through its wholly owned subsidiary, Q Therapeutic Products, Inc. (Q Products), and its wholly owned subsidiary, NeuroQ Research, Inc. (collectively, the Company). Q Therapeutics is a Salt Lake City, Utah-based biopharmaceutical company that is developing human cell-based therapies intended to treat degenerative diseases of the brain and spinal cord, the primary components of the central nervous system (CNS). Q Products was incorporated in the state of Delaware on March 28, 2002, and merged with Q Acquisition, Inc., a Delaware corporation and a wholly owned subsidiary of Grace 2, Inc., on October 13, 2011. Grace 2, Inc. was incorporated on October 27, 2005. On November 2, 2011, Grace 2 changed its name to Q Holdings, Inc., and on December 10, 2012, it changed its name to Q Therapeutics, Inc.

These potential therapies are based on our technology developed by Q Products’ co-founder Mahendra Rao, M.D., Ph.D., a leader in glial stem cell biology, during his tenure at the University of Utah and as Head of the Stem Cell Section in the Laboratory of Neuroscience at the National Institutes of Health (NIH). Dr. Rao was one of the first scientists to identify and seek patent coverage on stem cells and their progeny cells found in the CNS. After licensing Dr. Rao’s technology from the University of Utah and NIH, Q Products commenced operations in the spring of 2004 to develop cell-based therapeutic products that can be sold as “off-the-shelf” pharmaceuticals.

2. Significant Accounting Policies

The following significant accounting policies are followed by the Company in preparing its condensed consolidated financial statements:

Basis of Presentation and Consolidation

These unaudited interim condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes included in the Company’s Form 10-K filed with the Securities and Exchange Commission (SEC) on April 15, 2014. The results of operations for the three-month period ended March 31, 2014 are not necessarily indicative of the results to be expected for the full year ending December 31, 2014. In the opinion of management, all adjustments that are necessary for a fair presentation of the financial information for the interim periods reported have been made. All such adjustments are of a normal recurring nature.

The accompanying unaudited condensed consolidated financial statements have been prepared by management in accordance with U.S. generally accepted accounting principles (US GAAP), and include all assets and liabilities of Q Therapeutics and its wholly owned subsidiary, Q Products. All material intercompany transactions and balances have been eliminated.

Development Stage and Liquidity

For the period from March 28, 2002 (date of inception) through March 31, 2014, the Company has not generated significant revenues and has been developing its products. Therefore, the Company is considered to be in the development stage in accordance with the provisions of Accounting Standards Codification (ASC) Topic 915, Development Stage Entities. Cumulative amounts are presented for the period from March 28, 2002 (date of inception) through March 31, 2014. Historically, the Company has been dependent on government grants and debt and equity raised from individual investors to sustain its operations. The Company’s continued operations will depend on its ability to raise funds through various sources such as government grants and equity and debt financing. The Company expects to continue to fund operations through similar sources of capital previously described. There can be no assurance that such capital will be available on favorable terms or at all. If it is unable to raise additional capital, the Company will likely be forced to curtail desired development activities, which will delay the development of its product candidates. The Company’s products have not been approved by the U.S. Food and Drug Administration (FDA) for commercial sale; therefore, the Company has not generated revenues from commercial therapeutic product sales. The Company has incurred losses and used cash for operating activities since inception. As of March 31, 2014, the Company had an accumulated deficit of $25,051,277.

2014 Financing Transactions

Between March 7 and April 14, 2014, the Company issued an aggregate of 4,420,530 units, each containing one share of the Company’s common stock and one warrant to purchase one share of the Company’s common stock, resulting from two tranches of financing in which the Company received cash consideration of $2,012,500 and settled indebtedness of $2,408,030 (2014 Financing

Q Therapeutics, Inc.

(A Development Stage Company)

Notes to Condensed Consolidated Financial Statements (Unaudited) Continued

Transactions). The warrants were issued at an initial exercise price of $1.00 per share, are immediately exercisable, and expire in no more than four years. Both the shares of common stock and the warrants have a down-round provision provided to the stockholders in the event that the Company does another offering of units, which consists of one share of common stock and one warrant to purchase one share of common stock, at a price below $1.00 per share. The down-round provision expires upon the earlier of the effectiveness of a registration statement with the SEC or one year after the issuance date.

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

In December 2012, the Company was notified of a sub-award as part of grant funding awarded to The Johns Hopkins University (JHU) from the National Institute of Neurological Disorders and Stroke (NINDS) of the National Institutes of Health. The sub-award for the 2012-2013 grant plan year is $631,383. In May 2013, JHU applied for, and was granted a six-month extension for completing the analysis and remitting data and expenses. As of March 31, 2014, the 2012-2013 grant plan year was closed. The Company is awaiting the notification of the award for year 4. As of March 31, 2014, there are no amounts outstanding related to this sub-award.

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

Due to the fact that for all periods presented the Company has incurred net losses, potential dilutive common share equivalents as of March 31, 2014 and 2013, totaling 21,437,251 and 15,907,458, respectively, are not included in the calculation of Diluted EPS because they are anti-dilutive. Therefore, basic net loss per common share is the same as diluted net loss per common share for the three months ended March 31, 2014 and 2013.

Q Therapeutics, Inc.

(A Development Stage Company)

Notes to Condensed Consolidated Financial Statements (Unaudited) Continued

Recent Accounting Pronouncements

The Company has reviewed accounting pronouncements that become effective subsequent to March 31, 2014 and does not believe the future adoption of those pronouncements will have a material impact on the Company’s financial position, results of operations or liquidity.

3. Accounts Payable

On March 7, 2014, the Company settled through the issuance of common units indebtedness of $2,408,030, of which $2,304,030 was previously classified as accounts payable (see Note 2).

4. Accrued Compensation

Accrued compensation consists of the following:

	March 31, 2014	December 31, 2013

Accrued wages	$394,351	$278,393
Accrued vacation expense	87,138	75,557

Total accrued compensation	$481,489	$353,950

Starting in March 2013, certain of the Company’s executives agreed to defer part, if not all, of their salaries until additional funding is obtained.

5. Notes Payable

Between August 12 and September 30, 2013, the Company received $250,000 in cash proceeds resulting from a bridge financing by certain note holders, some of which were also considered affiliates, as evidenced by promissory notes. The notes were issued at 50% of face value, bore interest at the rate of 8% per annum, and matured beginning February 5, 2014.

In February 2014, the largest note holder agreed to extend the maturity date for its $400,000 note for an additional 180 days, in exchange for certain call right language being removed from warrants the note holder had acquired in 2011. On March 7, 2014, the remaining note holder converted its note totaling $104,000, including interest, into units consisting of one share of common stock and one warrant to purchase a share of common stock as part of the 2014 Financing Transactions (see Note 2).

To date, the Company has recorded interest relating to the notes of $273,733, of which $250,000 pertained to the amortization of the debt discount. As of March 31, 2014, the debt discount has been fully amortized. Notes payable as of March 31, 2014 were $400,000.

The effective interest rate related to this financing is approximately 156%.

6. Derivative Liability

In connection with the first tranche of the 2014 Financing Transactions, the Company issued 2,898,030 common units, each unit consisting of one share of common stock and one warrant to purchase one share of common stock (see Note 2), and recorded a derivative liability related to down-round protection provided to the stockholders in the event that the Company does another offering of units, similar to those issued in the 2014 Financing Transactions, at a price below $1.00 per share. The down-round provision expires upon the earlier of the effectiveness of a registration statement with the SEC or one year after the issuance date. With the assistance of a third-party valuation specialist, the Company valued the derivative liability pursuant to the accounting guidance of ASC 820-10, Fair Value Measurements.

Fair values for warrants and common stock are determined using the Monte-Carlo Simulation Model valuation technique. The Monte-Carlo Simulation Model valuation model provides for dynamic assumptions regarding volatility and risk-free interest rates within the total period to expected conversion. In addition, management assessed the probabilities of future financing assumptions.

Q Therapeutics, Inc.

(A Development Stage Company)

Notes to Condensed Consolidated Financial Statements (Unaudited) Continued

As defined in FASB ASC 820-10, fair value is based on the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. In order to increase consistency and comparability in fair value measurements, FASB ASC 820-10 establishes a fair value hierarchy that prioritizes observable and unobservable inputs used to measure fair value into three broad levels, which are described below:

Level 1	Quoted prices (unadjusted) in active markets that are accessible at the measurement date for assets or liabilities.

Level 2	Other inputs that are observable directly or indirectly, such as quoted prices for similar assets and liabilities or market corroborated inputs.

Level 3	Unobservable inputs that are used when little or no market data is available, which require the Company to develop its own assumptions about how market participants would value the assets or liabilities.

Determining which category an asset or liability falls within the hierarchy requires significant judgment. The Company evaluates its hierarchy disclosure each quarter. Assets and liabilities measured at fair value on a recurring basis as of March 31, 2014 are summarized as follows:

	Fair Value as of March 31, 2014
	Level 1	Level 2	Level 3	Total

Derivative liability	$—	$—	$99,344	$99,344

The following table presents the fair value reconciliation of Level 3 liabilities measured at fair value on a recurring basis during the three months ended March 31, 2014.

Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
Derivative
Beginning balance, December 31, 2013	$—
Issuances:
Derivatives liability related to down-round provision of common stock units	99,344

Ending balance, March 31, 2014	$99,344

Given the nature of the derivative liability, the carrying amount of $99,344 as of March 31, 2014, was derived from Level 3 inputs and represent management’s best estimate of fair value.

7. Stockholders’ Equity

Common Stock

On March 7, 2014, the Company issued 2,898,030 units, each consisting of one share of common stock and one warrant to purchase one share of common stock, to individual investors as part of the 2014 Financing Transactions (see Note 2). The units have a down-round provision to the stockholders in the event that the Company sells units similar to those in the previous offering at a price below $1.00 per share. The down-round provision expires upon the earlier of the effectiveness of a registration statement with the SEC or one year after the issuance date.

Q Therapeutics, Inc.

(A Development Stage Company)

Notes to Condensed Consolidated Financial Statements (Unaudited) Continued

Additionally during the quarter ended March 31, 2014, the Company issued an aggregate of 35,000 shares of its common stock in lieu of cash for services and for technology acquired from a collaborative partner. As of March 31, 2014, 27,869,863 shares of common stock are outstanding.

Stock Options

The following summarizes the outstanding common stock options and related activity for the three months ended March 31, 2014:

	Number of Options	Weighted Average Exercise Price Per Share	Weighted Average Remaining Life (Years)

Outstanding as of December 31, 2013	3,865,440	$0.34	6.98
Granted	2,319,263	0.70	9.95
Exercised	—	—
Forfeited	—	—

Outstanding as of March 31, 2014	6,184,703	0.48	7.39

Exercisable as of March 31, 2014	4,201,370	0.34	6.27

As of March 31, 2014, options to purchase 1,668,266 shares of common stock under the Plan were available for future grant. The following summarizes information about stock options outstanding as of March 31, 2014:

Exercise Price	Number of Options Outstanding	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Number of Options Exercisable	Weighted Average Exercise Price

$ 0.06 - $0.08	902,600	5.13	$0.08	902,600	$0.08
$ 0.15 - $0.19	2,072,840	5.32	0.17	2,072,840	0.17
$0.70	2,319,263	9.95	0.70	707,597	0.70
$1.00	890,000	7.84	1.00	518,333	1.00

	6,184,703	7.39	0.48	4,201,370	0.34

As of March 31, 2014, the aggregate intrinsic value of outstanding and exercisable stock options was $3,245,404 and $2,761,905, respectively.

Stock-based compensation for the three months ended March 31, 2014 and 2013 was $248,822 and $25,438, respectively. As of March 31, 2014, the Company had $696,499 of unrecognized stock-based compensation expense related to non-vested awards that is expected to be recognized over a weighted-average period of 2.89 years.

Q Therapeutics, Inc.

(A Development Stage Company)

Notes to Condensed Consolidated Financial Statements (Unaudited) Continued

The fair value of each stock-based compensation award granted during the three months ended March 31, 2014 was estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions:

Risk-free interest rate	2.07%
Expected stock price volatility	71.05%
Expected dividend yield	0%
Expected life of options	6.26 years

Warrants

In January 2014, the Company issued a warrant to purchase 50,000 shares of common stock to a business consulting firm (see Note 8).

On March 7, 2014, the Company issued warrants to purchase 2,898,030 shares of common stock as a result of the first tranche of the 2014 Financing Transactions (see Note 2). The warrants have an initial exercise price of $1.00 per share, have up to a four-year life, are exercisable immediately, and have down-round protection in the event that the Company subsequently sells similar units at a price less than $1.00 per share (see Note 6).

As of March 31, 2014, 15,252,548 warrants to purchase common stock had been issued and were outstanding with exercise prices ranging from $.046 to $2.75 per share and terms ranging from two to seven years. The weighted average warrant exercise price is $1.33 and the weighted average remaining life is 4.16 years.

8. Commitments and Contingencies

Advisory Agreements

In July 2013, the Company entered into a business consulting services agreement effective through December 31, 2015. Under the agreement, the Company issued an initial payment of a warrant to purchase 75,000 shares of common stock at an exercise price of $1.01 per share, with a five-year life and a cashless exercise option. In January 2014, the Company issued an additional warrant to purchase 50,000 shares of common stock with similar terms to the initial issuance. Under the agreement, the business consulting firm is entitled to receive additional warrants for up to 50,000 shares of common stock with similar terms.

In May 2014, the Company and its investor relations firm amended their service agreement such that the consulting firm will receive 25,000 shares of the Company’s common stock each quarter in lieu of cash for services rendered. As of March 31, 2014, 25,000 shares of common stock have been issued under this amendment.

9. Subsequent Events

On April 14, 2014, the Company received $1,522,500 from the second tranche of the 2014 Financing Transactions. The Company issued 1,522,500 units consisting of one share of common stock and one warrant to purchase common stock (see Note 2). The terms of the warrants are similar to those issued in the first tranche of the 2014 Financing Transactions (see Note 7).

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS

The following discussion contains forward-looking statements based upon current expectations that involve risks and uncertainties, such as our plans, objectives, expectations and intentions. Our actual results and the timing of events could differ materially from those anticipated as a result of a number of factors, including those set forth under the Risk Factors, Cautionary Notice Regarding Forward-Looking Statements and Business sections in our 2013 Annual Report on Form 10-K filed with the Securities and Exchange Commission. The following discussion of our financial condition and results of operations should be read with our unaudited consolidated financial statements and the related notes included elsewhere in this Form 10-Q. We use words such as “anticipate,” “estimate,” “plan,” “project,” “continuing,” “ongoing,” “expect,” “believe,” “intend,” “may,” “will,” “should,” “could,” and similar expressions to identify forward-looking statements.

Company Overview

Q Therapeutics, Inc. (hereinafter Q Therapeutics or the Company) conducts its business and operations through its wholly owned subsidiary, Q Therapeutic Products, Inc. (hereinafter Q Products) and Q Products’ wholly owned subsidiary, NeuroQ Research, Inc. Q Therapeutics is a Salt Lake City, Utah-based biopharmaceutical company that is developing human cell-based therapies intended to treat degenerative diseases of the brain and spinal cord, the primary components of the central nervous system (CNS). Q Therapeutics was incorporated in the state of Delaware on October 27, 2005. Q Products was incorporated in the state of Delaware on March 28, 2002.

These therapies are based upon the technology developed by Q Products’ co-founder, Mahendra Rao, M.D., Ph.D., a global leader in glial stem cell biology, during Dr. Rao’s tenure as a Professor at the University of Utah and as Head of the Stem Cell Section in the Laboratory of Neuroscience at the National Institutes of Health (NIH) Institute of Aging. Dr. Rao was one of the first scientists to identify and seek patent coverage on stem cells and their progeny cells found in the CNS. After licensing Dr. Rao’s technology from the University of Utah and NIH, Q Products commenced operations in the spring of 2004 to develop cell-based therapeutic products that can be sold as “off -the-shelf” pharmaceuticals.

Objectives of Q Therapeutics

Every year, hundreds of thousands of people suffer with debilitating neurodegenerative diseases of the brain and spinal cord. Q Therapeutics’ primary business objective is to develop and commercialize novel therapeutic products to treat these diseases as they represent areas of significant clinical need and commercial opportunity. Q Therapeutics is advancing its initial product, trademarked “Q-Cells®” to the market to treat Amyotrophic Lateral Sclerosis (Lou Gehrig’s disease or ALS), and eventually other indications, potentially including Multiple Sclerosis (MS), Transverse Myelitis (TM), Spinal Cord Injury (SCI), Stroke, Huntington’s Disease, Parkinson’s Disease and Alzheimer’s disease.

Q-Cells are healthy human glial cells. The role of glial cells in the brain and spine is to support and protect neurons, which form the signal transmission lines of the CNS. Glial cells perform many functions including forming an insulating “myelin sheath” around neuronal axons providing the necessary growth factors needed to maintain a healthy nervous system, and removing compounds that are toxic to neurons. Many neurodegenerative diseases arise when glial cells are damaged or destroyed, causing neurons to malfunction and eventually die. Q-Cells technology aims to treat neurodegenerative diseases by supplementing the damaged or missing glia in the CNS with new, healthy cells that can help maintain and/or restore neuron function to a more robust state.

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

Initially, Q Therapeutics is targeting orphan diseases where the U.S. Food and Drug Administration (FDA) can allow fast-track approvals and market exclusivity, and for which smaller, less-expensive clinical trials may be warranted. This approach can result in accelerated commercialization efforts while maintaining a financing approach focused on capital efficiency.

Q Therapeutics believes that a worldwide market exists for those companies whose cell-based treatments become commercial products. Q Therapeutics’ patent protected technology represents an opportunity to build on the recent advancements in the cell therapy field and bring to market a therapeutic approach that will change the way medicine is practiced in treating many disabling and fatal conditions of the CNS.

Results of Operations for the Three Months Ended March 31, 2014 compared to the Three Months Ended March 31, 2013:

For the period from March 28, 2002 (date of inception) through March 31, 2014, we have not generated significant revenues and have been focused on developing our products for therapeutic use for commercial sale. Q Therapeutics is considered to be a development stage company.

We have not generated revenues in excess of expenses and have been dependent on government grants and debt and equity raised from investors to sustain our operations. Our products have not yet been approved by the FDA for commercial sale, and as a result we have not generated revenues from therapeutic product sales. We have incurred losses and used cash in operating activities since inception. As of March 31, 2014, the Company had an accumulated deficit of $25,051,277 and negative working capital of $1,178,773.

Revenues

The Company has generated minimal revenues through (1) research grants from foundations and government agencies such as the National Institutes of Health (NIH), (2) granting rights to the Company’s technology to other entities, and (3) sales of its products for research purposes.

Grant revenues for the three months ended March 31, 2014 and 2013 were $0 and $5,501, respectively. Grant revenues consisted of a sub-award we received as part of a grant awarded to The Johns Hopkins University. We anticipate grant revenues to increase when the year 4 funding of the NIH grant is approved.

Research and Development Expenses

Q Therapeutics anticipates that development activities and costs will remain approximately the same as we advance the work necessary to complete our future Investigational New Drug (IND) submission. This includes Good Laboratory Practices (GLP) animal safety studies, injection device studies, manufacturing activities and working with clinical and regulatory consultants. Should additional financing be obtained, we may also increase research and development activities to evaluate use of our proprietary products in other disease indications, including working with outside collaborators.

Research and development expenses for the three months ended March 31, 2014, were $481,144, an increase of $353,035, or 267%, from $131,109 for the three months ended March 31, 2013. The increase is primarily due to the one-time costs associated with the commencement of a large animal safety study. We anticipate research and development expenses to remain at approximately the same levels, or increase as necessary, as we progress towards commercializing our product candidates.

General and Administrative Expenses

General and administrative expenses for the three months ended March 31, 2014 were $583,862, an increase of $209,143, or 56%, from $374,719 for the three months ended March 31, 2013. The increase is primarily related to stock-based compensation expense resulting from director, officer and employee option grants of $223,384 offset, in part, by a decrease in legal and professional fees of $16,859. We anticipate general and administrative expenses to remain at approximately the same levels going forward.

Liquidity and Capital Resources

For the three months ended March 31, 2014, net cash used in operating activities totaled $342,510 compared to $120,304 for the three months ended March 31, 2013. Cash outflows increased in 2014 primarily due to increases in research and development expenses

For the three months ended March 31, 2014, net cash used in investing activities related to the purchase of lab and computer equipment of $5,615 compared to $19,851 for the three months ended March 31, 2013.

For the three months ended March 31, 2014, net cash provided by financing activities was $490,000 compared to $0 for the three months ended March 31, 2013. Cash provided by financing activities was sourced from the 2014 Financing Transactions.

As of March 31, 2014, the Company had negative working capital of $1,178,773.

Between March 7 and April 14, 2014, the Company received $2,012,500 in cash proceeds from two separate tranches of the 2014 Financing Transactions.

We believe that our current levels of cash, when combined with (1) our expected cash flows from grant revenues, and (2) reductions to our current operating expenses, will be sufficient to meet our liquidity needs through at least December 31, 2014. However, we will need additional cash resources in the future if we pursue opportunities for investment, acquisition, strategic cooperation or other similar actions. To satisfy future cash requirements, we expect to seek funding through government grants, the issuance of debt or equity securities and/or the obtaining of a credit facility. Any future issuance of equity securities would cause dilution for our stockholders. Any incurrence of indebtedness will increase our debt service obligations and may cause us to be subject to restrictive operating and financial covenants. It is possible that we will be unsuccessful securing future government grants and financing may not be available to us in amounts or on terms that are favorable to the Company or not available at all.

Subsequent Events

On April 14, 2014, we received $1,522,500 from the second tranche of the 2014 Financing Transactions. The Company issued 1,522,500 units consisting of one share of common stock and one warrant to purchase common stock. The terms of the warrants are similar to those issued in the first tranche of the 2014 Financing Transactions.

Recent Accounting Pronouncements

The Company has reviewed recently issued, but not yet effective, accounting pronouncements and does not believe the future adoption of any such pronouncements will have a material impact on the Company’s financial position, results of operations, or liquidity.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements.

Significant Accounting Policies

Significant accounting policies are those policies which are both important to the presentation of a company’s financial condition and results of operations and require management’s most subjective or complex judgments. Often estimates are required to be made about matters that are inherently uncertain. No significant changes to our accounting policies occurred during the periods presented. For a further discussion of our significant accounting policies, see our Annual Report on Form 10-K for the year ended December 31, 2013.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

None.

Item 4. Controls and Procedures.

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our filings under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the periods specified in the rules and forms of the SEC. This information is accumulated and communicated to our executive officers to allow timely decisions regarding required disclosure. Our Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based upon that evaluation, our Chief Executive Officer and the Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of March 31, 2014.

No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934) occurred during the quarter ended March 31, 2014 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

On April 28, 2014, the Company agreed to issue to a service provider in return for services rendered, 25,000 shares of restricted common stock, beginning with the first quarter of 2014 and each quarter thereafter, until such time as the Company has completed a financing of at least $7,500,000.

On March 17, 2014, the Company issued 10,000 shares of restricted common stock to a collaborative partner upon execution of a licensing agreement.

Additionally, on January 1, 2014, the Company issued 50,000 warrants to a consulting firm for services rendered.

In connection with the issuance of the common stock and the warrants to acquire shares of common stock described above, the Company relied upon Section 4(2) of the Securities Act of 1933, as amended, as transactions by an issuer not involving any public offering. For each such transaction, the Company did not use general solicitation or advertising to market the securities, the securities were offered to a limited number of persons, the investors had access to information regarding the Company (including information contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2012, Quarterly Reports on Form 10-Q for the periods ended March 31, 2013, June 30, 2013 and September 30, 2013 and Current Reports on Form 8-K filed with the Securities and Exchange Commission and press releases made by the Company), and management of the Company was available to answer questions by prospective investors. The Company reasonably believes that each of the investors is an accredited investor.

Item 5. Other Information.

None.

Item 6. Exhibits.

Index to Exhibits

Exhibit	Description

31.1(1)	Certification of the Company’s Principal Executive Officer pursuant to 15d-15(e) under the Securities and Exchange Act of 1934, as amended, with respect to the registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2014.

31.2(1)	Certification of the Company’s Principal Financial and Accounting Officer pursuant to 15d-15(e) under the Securities and Exchange Act of 1934, as amended, with respect to the registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2014.

32.1*	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Principal Executive Officer ) and (Principal Financial and Accounting Officer).

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema

101.CAL	XBRL Taxonomy Extension Calculation Linkbase

101.DEF	XBRL Taxonomy Extension Definition Linkbase

101.LAB	XBRL Taxonomy Extension Label Linkbase

101.PRE	XBRL Taxonomy Presentation Linkbase

(1)	Filed herewith.
*	Furnished herewith.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: May 15, 2014	By:	/s/ DEBORAH A. EPPSTEIN
	Name:	Deborah A. Eppstein, PhD
	Title:	Chief Executive Officer, President
(Principal Executive Officer)

Date: May 15, 2014	By:	/s/ STEVEN J. BORST
	Name:	Steven J. Borst
	Title:	Vice President, Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)