Form 10-Q
period 2014-06-30
Q Therapeutics, Inc.
filed 2014-07-31
CIK 1366541

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2014

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

As of July 31, 2014, there were 30,296,726 shares of Common Stock, $0.0001 par value per share, issued and outstanding.

Q Therapeutics, Inc.

PART I

Item 1. Financial Statements

Condensed Consolidated Balance Sheets (Unaudited)

	June 30, 2014	December 31, 2013
Assets
Current assets:
Cash	$1,400,867	$142,532
Receivables, net of allowance of $28,800 as of June 30, 2014 and December 31, 2013	500,216	5,556
Prepaid financing costs, net	—	63,333
Prepaid expenses and other	11,256	10,109

Total current assets	1,912,339	221,530
Property and equipment, net	28,835	27,999
Other assets	—	7,513

Total assets	$1,941,174	$257,042

Liabilities and Stockholders’ Equity (Deficit)
Current liabilities:
Accounts payable	$561,058	$2,364,001
Accrued liabilities	94,901	81,156
Accrued compensation	549,624	353,950
Notes payable	—	500,000
Derivative liabilities	143,634	—

Total current liabilities	1,349,217	3,299,107

Commitments (Note 8)
Stockholders’ equity (deficit):
Common stock, $0.0001 par value: 100,000,000 shares authorized; 30,271,726 and 24,936,833 shares outstanding as of June 30, 2014 and December 31, 2013, respectively	3,027	2,494
Additional paid-in capital	26,375,235	20,836,811
Accumulated deficit	(25,786,305)	(23,881,370)

Total stockholders’ equity (deficit)	591,957	(3,042,065)

Total liabilities and stockholders’ equity (deficit)	$1,941,174	$257,042

See accompanying notes to condensed consolidated financial statements.

Q Therapeutics, Inc.

Condensed Consolidated Statements of Operations (Unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2014	2013	2014	2013
Grant revenues	$500,216	$6,785	$500,216	$12,286
License fees and other revenues	2,400	—	2,400	—

Total operating revenues	502,616	6,785	502,616	12,286
Cost of revenues	800	—	800	—

Gross profit	501,816	6,785	501,816	12,286

Operating expenses:
Research and development	782,939	139,838	1,267,083	270,947
General and administrative	468,871	376,871	1,052,732	751,590

Total operating expenses	1,251,810	516,709	2,319,815	1,022,537

Operating loss	(749,994)	(509,924)	(1,817,999)	(1,010,251)

Other income (expense):
Interest expense	(8,304)	(325)	(110,722)	(650)
Reduction in derivative liabilities	22,560	—	22,560	—
Other income, net	710	515	1,226	1,888

Total other income (expense), net	14,966	190	(86,936)	1,238

Loss before provision (benefit) for income taxes	(735,028)	(509,734)	(1,904,935)	(1,009,013)
Provision (benefit) for income taxes	—	—	—	—

Net loss	$(735,028)	$(509,734)	$(1,904,935)	$(1,009,013)

Weighted average number of common shares outstanding—basic and diluted	29,182,858	24,803,225	27,468,910	24,790,792

Net loss per common share—basic and diluted	$(0.03)	$(0.02)	$(0.07)	$(0.04)

See accompanying notes to condensed consolidated financial statements.

Condensed Consolidated Statements of Cash Flows (Unaudited)

	For the Six Months Ended June 30,
	2014	2013
Cash flows from operating activities:
Net loss	$(1,904,935)	$(1,009,013)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	4,779	7,400
Original debt discount	63,333	—
Change in derivative liabilities	(22,560)	—
Stock-based compensation	388,257	50,877
Common stock issued for services	42,001	50,000
Warrants issued for services	—	12,852
Decrease (increase) in:
Receivables	(494,660)	474,135
Prepaid expenses and other assets	6,366	(585)
Increase (decrease) in:
Accounts payable and accrued liabilities	969,695	(109,166)
Accrued compensation	195,674	99,435

Net cash used in operating activities	(752,050)	(424,065)

Cash flows from investing activities:
Purchase of property and equipment	(5,615)	(22,356)

Cash flows from financing activities:
Issuance of common stock for cash	2,016,000	—

Net increase (decrease) in cash	1,258,335	(446,421)
Cash as of beginning of the period	142,532	794,207

Cash as of end of the period	$1,400,867	$347,786

Supplemental disclosure of cash flow information:
Cash paid for interest	$429	$650

Supplemental disclosure of noncash investing and financing activities for the six months ended June 30, 2014:

•	Between March 7 and June 30, 2014, the Company settled $2,727,030 of accounts payable and $531,863 of notes payable through the issuance of 3,258,893 shares of common stock and 3,681,893 warrants to purchase common stock.

See accompanying notes to condensed consolidated financial statements.

Q Therapeutics, Inc.

Notes to Condensed Consolidated Financial Statements (Unaudited)

1. Organization

Q Therapeutics, Inc. (Q Therapeutics) conducts its operations through its wholly owned subsidiary, Q Therapeutic Products, Inc. (Q Products) and Q Products’ wholly owned subsidiary, NeuroQ Research, Inc. (collectively, the Company). Q Therapeutics is a Salt Lake City, Utah-based biopharmaceutical company that is developing human cell-based therapies intended to treat degenerative diseases and injuries of the brain and spinal cord, the primary components of the central nervous system (CNS).

These potential therapies are based on technology developed by Q Products’ co-founder Mahendra Rao, M.D., Ph.D., a leader in glial stem cell biology, during his tenure at the University of Utah and as Head of the Stem Cell Section in the Laboratory of Neuroscience at the National Institutes of Health (NIH). Dr. Rao was one of the first scientists to identify and seek patent coverage on stem cells and their progeny cells found in the CNS. After licensing Dr. Rao’s technology from the University of Utah and NIH, Q Products commenced operations in the spring of 2004 to develop cell-based therapeutic products that can be sold as “off-the-shelf” pharmaceuticals.

2. Significant Accounting Policies

The following significant accounting policies are followed in preparing the condensed consolidated financial statements:

Basis of Presentation and Consolidation

These unaudited interim condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes included in the Company’s Form 10-K filed with the Securities and Exchange Commission (SEC) on April 15, 2014. The results of operations for the three and six-month periods ended June 30, 2014 are not necessarily indicative of the results for the full year ending December 31, 2014. In the opinion of management, all adjustments that are necessary for a fair presentation of the financial information for the interim periods reported have been made. All such adjustments are of a normal recurring nature.

The accompanying unaudited condensed consolidated financial statements have been prepared by management in accordance with U.S. generally accepted accounting principles (US GAAP), and include all assets and liabilities of Q Therapeutics and its wholly owned subsidiary, Q Products. All material intercompany transactions and balances have been eliminated.

Liquidity

The Company has not generated significant revenues and has been focused on developing its products. Historically, the Company has been dependent on government grants and debt and equity raised from individual investors to sustain its operations. The Company’s continued operations will depend on its ability to raise funds through similar sources. There can be no assurance that such capital will be available on favorable terms or at all. If it is unable to raise additional capital, the Company will likely be forced to curtail desired development activities, which will delay the development of its product candidates. The Company’s products have not been approved by the U.S. Food and Drug Administration (FDA) for commercial sale; therefore, the Company has not generated revenues from commercial therapeutic product sales. The Company has incurred losses and used cash for operating activities. As of June 30, 2014, the Company had an accumulated deficit of $25,786,305.

2014 Financing Transactions

Between March 7 and April 14, 2014, the Company issued an aggregate of 4,420,530 units, each unit consisting of one share of the Company’s common stock and one warrant to purchase one share of the Company’s common stock, in which the Company received cash consideration of $2,012,500 and settled indebtedness of $2,408,030 (2014 Financing Transactions). The warrants were issued with an initial exercise price of $1.00 per share, are immediately exercisable, and expire in no more than four years. Both the shares of common stock and the warrants issued in the 2014 Financing Transactions have a “down-round” protection provision provided to the investors in the financing. With respect to the common shares and warrants issued in the 2014 Financing Transactions, with certain

Q Therapeutics, Inc.

Notes to Condensed Consolidated Financial Statements (Unaudited) Continued

exceptions, if the Company subsequently issues or sells any shares of common stock or any common stock equivalents pursuant to which shares of common stock may be acquired at a price less than $1.00 per share, then the Company shall promptly issue additional shares of common stock to the investor in an amount such that the subscription price paid, when divided by the total number of shares issued will result in an actual price paid per share of common stock equal to such lower price and with respect to warrants, the warrant exercise price shall be reduced to the lesser price at which the common stock or common stock equivalents were issued. The down-round provisions expire upon the earlier of (1) the effectiveness of a registration statement with the SEC registering the shares of common stock issued and the common shares underlying warrants issued in the 2014 Financing Transactions, or (2) one year after the issuance date.

On June 30, 2014, the Company issued 854,363 shares of common stock as well as warrants to purchase 1,277,363 shares of common stock resulting from the third tranche of financing in which the Company received cash consideration of $3,500 and settled indebtedness of $850,863. The common stock and warrants have terms similar to those in the 2014 Financing Transactions.

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

In June 2014, the Company was notified of a sub-award as part of the fourth and final year of grant funding awarded to The Johns Hopkins University (JHU) from the National Institute of Neurological Disorders and Stroke (NINDS) of the National Institutes of Health. The sub-award for the 2014 grant plan year is $677,864. As of June 30, 2014, $500,216 has been billed and is included in receivables.

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

Net Loss Per Common Share

Basic net loss per common share (Basic EPS) is computed by dividing net loss by the weighted average number of common shares outstanding. Diluted net loss per common share (Diluted EPS) is computed by dividing net loss by the sum of the weighted average number of common shares outstanding and the dilutive potential common share equivalents then outstanding. Potential dilutive common share equivalents consist of shares issuable upon the exercise of outstanding stock options and warrants to acquire common stock.

Q Therapeutics, Inc.

Notes to Condensed Consolidated Financial Statements (Unaudited) Continued

Due to the fact that for all periods presented the Company has incurred net losses, potential dilutive common share equivalents as of June 30, 2014 and 2013, totaling 25,238,364 and 15,969,958, respectively, are not included in the calculation of Diluted EPS because they are anti-dilutive. Therefore, basic net loss per common share is the same as diluted net loss per common share for the three and six months ended June 30, 2014 and 2013.

Recent Accounting Pronouncements

The Company has elected early adoption of Accounting Standard Update (ASU) 2014-10, Topic 915, Development Stage Entities, Elimination of Certain Financial Reporting Requirements. ASU 2014-10 removes all incremental financial reporting requirements for development stage entities, including but not limited to, inception-to-date financial information included on the statements of operations, statements of stockholders’ equity (deficit) and statements of cash flows. As a result of the Company’s early adoption, all references to the Company as a development stage entity have been removed. The adoption of this pronouncement has no impact on the Company’s financial position, results of operations or liquidity.

3. Accounts Payable

On June 30, 2014, the Company settled indebtedness of $423,000 relating to certain accounts payable (see Note 2).

4. Accrued Compensation

Accrued compensation consists of the following:

	June 30, 2014	December 31, 2013
Accrued wages	$458,361	$278,393
Accrued vacation expense	91,263	75,557

Total accrued compensation	$549,624	$353,950

In March 2013, certain of the Company’s executives agreed to defer part, if not all, of their salaries until additional funding is obtained by the Company.

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

In June 2014, the largest note holder converted its notes totaling $427,863, including interest, into units consisting of one share of common stock and one warrant to purchase a share of common stock (see Note 2).

To date, the Company has recorded interest relating to the notes of $281,862, of which $250,000 pertained to the amortization of the debt discount. As of June 30, 2014, the debt discount has been fully amortized and all notes are paid in full.

The effective interest rate related to this financing is approximately 156%.

Q Therapeutics, Inc.

Notes to Condensed Consolidated Financial Statements (Unaudited) Continued

6. Derivative Liabilities

In connection with the 2014 Financing Transactions, the Company recorded a derivative liability related to down-round protection provided to the stockholders in the event that the Company completes another offering of units, similar to those issued in the 2014 Financing Transactions, at a price below $1.00 per share. The down-round provision expires upon the earlier of the effectiveness of a registration statement with the SEC or one year after the issuance date. With the assistance of a third-party valuation specialist, the Company valued the derivative liability pursuant to the accounting guidance of ASC 820-10, Fair Value Measurements.

Fair values for derivative liabilities are determined using the Monte-Carlo Simulation Model valuation technique. The Monte-Carlo Simulation Model provides for dynamic assumptions regarding volatility and risk-free interest rates within the total period to expected conversion. In addition, management assessed the probabilities of future financing assumptions.

As defined in Financial Accounting Standards Board (FASB) ASC 820-10, fair value is based on the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. In order to increase consistency and comparability in fair value measurements, FASB ASC 820-10 establishes a fair value hierarchy that prioritizes observable and unobservable inputs used to measure fair value into three broad levels, which are described below:

Level 1	Quoted prices in active markets that are accessible at the measurement date for assets or liabilities.

Level 2	Other inputs that are observable directly or indirectly, such as quoted prices for similar assets and liabilities or market corroborated inputs.

Level 3	Unobservable inputs that are used when little or no market data is available, which require the Company to develop its own assumptions about how market participants would value the assets or liabilities.

Determining which category an asset or liability falls within the hierarchy requires significant judgment. The Company evaluates its hierarchy disclosure each quarter. Assets and liabilities measured at fair value on a recurring basis as of June 30, 2014 are summarized as follows:

	Fair Value as of June 30, 2014
	Level 1	Level 2	Level 3	Total
Derivative liabilities	$—	$—	$143,634	$143,634

The following table presents the reconciliation of Level 3 liabilities measured at fair value on a recurring basis during the six months ended June 30, 2014.

Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
Derivative
Beginning balance, December 31, 2013	$—
Issuances:
Derivative liabilities related to down-round provision of common stock and warrants	166,194
Reduction in derivative liabilities	(22,560)

Ending balance, June 30, 2014	$143,634

Q Therapeutics, Inc.

Notes to Condensed Consolidated Financial Statements (Unaudited) Continued

Given the nature of the derivative liabilities, the carrying amount of $143,634 as of June 30, 2014 was derived from Level 3 inputs and represents management’s best estimate of fair value.

The valuation assumptions inputs used in the Monte-Carlo Simulation model for the six months ended June 30, 2014 are as follows:

Threshold barrier	$1.00
Average down-round protection value per unit	$0.1309
Probability of down-round offer	> 10%

7. Stockholders’ Equity (Deficit)

Common Stock

Between March 7, 2014 and June 30, 2014, the Company issued in aggregate 5,274,893 shares of common stock to individual investors as part of the 2014 Financing Transactions (see Note 2). The shares of common stock have a down-round provision to the stockholders in the event that the Company sells units similar to those in the previous offering at a price below $1.00 per share. The down-round provision expires upon the earlier of (1) the effectiveness of a registration statement with the SEC or (2) one year after the issuance date.

Additionally, during the quarter ended June 30, 2014, the Company issued an aggregate of 25,000 shares of common stock in lieu of cash for services. As of June 30, 2014, 30,271,726 shares of common stock are outstanding.

Stock Options

The following summarizes the outstanding common stock options and related activity for the six months ended June 30, 2014:

	Number of Options	Weighted Average Exercise Price Per Share	Weighted Average Remaining Life (Years)
Outstanding as of December 31, 2013	3,865,440	$0.34	6.98
Granted	3,319,263	0.70	9.71
Exercised	—	—	—
Forfeited	—	—	—

Outstanding as of June 30, 2014	7,184,703	0.51	7.52

Exercisable as of June 30, 2014	4,587,619	0.44	6.44

Q Therapeutics, Inc.

Notes to Condensed Consolidated Financial Statements (Unaudited) Continued

As of June 30, 2014, options to purchase 668,266 shares of common stock under the 2011 Equity Incentive Compensation Plan were available for future grant. The following summarizes information about stock options outstanding as of June 30, 2014:

Exercise Price	Numbers of Options Outstanding	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Number of Options Exercisable	Weighted Average Exercise Price
$ 0.06 - $ 0.08	902,600	4.92	$0.08	902,600	$0.08
$ 0.15 - $ 0.19	2,072,840	5.14	0.17	2,072,840	0.17
$0.70	3,319,263	9.71	0.70	1,041,346	0.70
$1.00	890,000	7.59	1.00	570,833	1.00

	7,184,703	7.52	0.51	4,587,619	0.44

As of June 30, 2014, the aggregate intrinsic value of outstanding and exercisable stock options was $3,517,903 and $2,834,528, respectively.

Stock-based compensation for the three months ended June 30, 2014 and 2013 was $139,437 and $25,439, respectively. Stock-based compensation for the six months ended June 30, 2014 and 2013 was $388,257 and $50,877, respectively. As of June 30, 2014, the Company had $971,607 of unrecognized stock-based compensation expense related to non-vested awards that is expected to be recognized over a weighted-average period of 2.73 years.

The fair value of each stock-based compensation award granted during the six months ended June 30, 2014 was estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions:

Risk-free interest rate	1.62% -2.32%
Expected stock price volatility	66.30% - 72.94%
Expected dividend yield	0%
Expected life of options	5 - 7 years

Warrants

In January 2014, the Company issued a warrant to purchase 50,000 shares of common stock to a business consulting firm (see Note 8).

Between March 7 and June 30, 2014, the Company issued warrants to purchase 5,697,893 shares of common stock as a result of three separate tranches of the 2014 Financing Transactions (see Note 2). The warrants have an initial exercise price of $1.00 per share, have up to a four-year life, are exercisable immediately, and have down-round protection in the event that the Company subsequently sells similar units at a price less than $1.00 per share (see Note 6).

As of June 30, 2014, 18,053,661 warrants to purchase common stock had been issued and were outstanding with exercise prices ranging from $.046 to $2.75 per share and terms ranging from two to seven years. The weighted average warrant exercise price is $1.28 and the weighted average remaining life is 3.90 years.

8. Commitments

Advisory Agreement

In May 2014, the Company and its investor relations firm amended their service agreement such that the consulting firm will receive 25,000 shares of the Company’s common stock each quarter in lieu of cash for services rendered. As of June 30, 2014, 50,000 shares of common stock have been issued under this amendment.

Q Therapeutics, Inc.

Notes to Condensed Consolidated Financial Statements (Unaudited) Continued

Supplier Agreement

In June 2014, the Company amended its letter of understanding with a supplier regarding payment for services regarding its animal safety studies. The amendment addresses the payment terms for the studies and allows the Company to pay up to $500,000 of the study costs with equity instruments. Upon completion of the studies, any outstanding balance owed to the supplier will be converted into a note payable bearing an interest rate of 8% per annum through July 31, 2015, and then escalates to 10% per annum through March 31, 2016, the maturity date of the note.

9. Subsequent Events

In July 2014, the Company issued 25,000 shares of common stock to an investor relations firm.

Q Therapeutics, Inc.

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

Company Overview

Q Therapeutics, Inc. (hereinafter Q Therapeutics or the Company) conducts its business and operations through its wholly owned subsidiary, Q Therapeutic Products, Inc. (hereinafter Q Products) and Q Products’ wholly owned subsidiary, NeuroQ Research, Inc. Q Therapeutics is a Salt Lake City, Utah-based biopharmaceutical company that is developing human cell-based therapies intended to treat degenerative diseases and injuries of the brain and spinal cord, the primary components of the central nervous system (CNS). Q Therapeutics was incorporated in the state of Delaware on October 27, 2005. Q Products was incorporated in the state of Delaware on March 28, 2002.

These potential therapies are based upon the technology developed by Q Products’ co-founder, Mahendra Rao, M.D., Ph.D., a global leader in glial stem cell biology, during Dr. Rao’s tenure at the University of Utah and as Head of the Stem Cell Section in the Laboratory of Neuroscience at the National Institutes of Health (NIH) Institute of Aging. Dr. Rao was one of the first scientists to identify and seek patent coverage on stem cells and their progeny cells found in the CNS. After licensing Dr. Rao’s technology from the University of Utah and NIH, Q Products commenced operations in the spring of 2004 to develop cell-based therapeutic products that can be sold as “off -the-shelf” pharmaceuticals.

Objectives of Q Therapeutics

Millions of people suffer with debilitating neurodegenerative diseases and injuries of the brain and spinal cord. Q Therapeutics’ primary business objective is to develop and commercialize novel therapeutic products to treat these devastating conditions as they represent areas of significant clinical need and commercial opportunity. Q Therapeutics is advancing its initial product, trademarked “Q-Cells®” to treat patients suffering from Amyotrophic Lateral Sclerosis (Lou Gehrig’s disease or ALS), and eventually other indications, potentially including Multiple Sclerosis (MS), Transverse Myelitis (TM), Spinal Cord Injury (SCI), Stroke, Huntington’s Disease, Parkinson’s Disease and Alzheimer’s disease.

Q-Cells are healthy human glial cells. The role of glial cells in the brain and spine is to support and protect neurons, which form the signal transmission lines of the CNS. Glial cells perform many functions including forming an insulating “myelin sheath” around neuronal axons, providing the necessary growth factors needed to maintain a healthy nervous system, and removing compounds that are toxic to neurons. Many neurodegenerative diseases arise when glial cells are damaged or destroyed, causing neurons to malfunction and eventually die. Q-Cells technology aims to treat neurodegenerative conditions by supplementing the damaged or missing glia in the CNS with new, healthy cells that can help maintain and/or restore neuron function to a more robust state.

The conditions targeted by Q Therapeutics’ products are not well treated with current drug therapies. At best, patients suffering from these diseases can, in some cases, only hope to slow their inexorable progression and the associated disabilities. A handful of companies are exploring the possibility of harnessing the power of stem or progenitors cells to treat these conditions, although no clear leader has emerged. In addition to utilizing its proprietary cellular products as therapeutic products, Q Therapeutics may evaluate novel ways to utilize these cells to screen for new drugs (such as small molecule compounds) that could also provide treatments for neurological conditions.

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

Q Therapeutics, Inc.

Results of Operations for the Three Months Ended June 30, 2014 compared to the Three Months Ended June 30, 2013

To date, we have not generated significant revenues and have focused on developing our products for therapeutic use for commercial sale.

We have not generated revenues in excess of expenses and have been dependent on government grants and debt and equity raised from investors to sustain our operations. Our products have not yet been approved by the FDA for commercial sale and, as a result, we have not generated revenues from therapeutic product sales. We have incurred losses and used cash in operating activities since inception. As of June 30, 2014, the Company had an accumulated deficit of $25,786,305 and minimal working capital of $563,122.

Revenues

The Company has generated minimal revenues through (1) research grants from foundations and government agencies such as the National Institutes of Health (NIH), (2) granting rights to the Company’s technology to other entities, and (3) sales of its products for research purposes.

Grant revenues for the three months ended June 30, 2014 and 2013 were $500,216 and $6,785, respectively. Grant revenues consisted of the fourth year of a sub-award we received as part of a grant awarded to The Johns Hopkins University.

License fees and other revenues for the three months ended June 30, 2014 and 2013 were $2,400 and $0, respectively. Revenues in this category for the three months ended June 30, 2014 were from a sale of non-commercial products to a collaborative research partner.

Cost of Revenues

Cost of revenues for the three months ended June 30, 2014 and 2013 were $800 and $0, respectively. The cost of revenues for the three months ended June 30, 2014 was due to the cost of products sold to a collaborative research partner.

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

Research and development expenses for the three months ended June 30, 2014 were $782,939, an increase of $643,101, or 460%, from $139,838 for the three months ended June 30, 2013. The increase is primarily due to the ongoing costs associated with our large animal safety study. We anticipate research and development expenses to remain at approximately the same levels, or increase as necessary, as we progress towards commercializing our product candidates.

General and Administrative Expenses

General and administrative expenses for the three months ended June 30, 2014 were $468,871, an increase of $92,000, or 24%, from $376,871 for the three months ended June 30, 2013. The increase is primarily related to stock-based compensation expense resulting from director, officer and employee option grants of $113,998, offset, in part, by a decrease in legal and professional fees of $34,485. We anticipate general and administrative expenses to remain at approximately the same levels going forward.

Results of Operations for the Six Months Ended June 30, 2014 compared to the Six Months Ended June 30, 2013

Revenues

Grant revenues for the six months ended June 30, 2014 and 2013 were $500,216 and $12,286, respectively. Grant revenues in 2014 consisted of a sub-award we received as part of a four-year grant awarded to The Johns Hopkins University, of which this is the final year of the grant.

Q Therapeutics, Inc.

Cost of Revenues

Cost of revenues for the six months ended June 30, 2014 and 2013 were $800 and $0, respectively. The cost of revenues for the six months ended June 30, 2014 was due to the cost of products sold to a collaborative research partner.

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

Research and development expenses for the six months ended June 30, 2014 were $1,267,083, an increase of $996,136, or 368%, from $270,947 for the six months ended June 30, 2013. The increase is primarily due to the costs associated with the commencement and continuation of our large animal safety study. We anticipate research and development expenses to remain at approximately the same levels, or increase as necessary, as we progress towards commercializing our product candidates.

General and Administrative Expenses

General and administrative expenses for the six months ended June 30, 2014 were $1,052,732, an increase of $301,142, or 40%, from $751,590 for the six months ended June 30, 2013. The increase is primarily related to stock-based compensation expense resulting from director, officer and employee option grants of $337,380 offset, in part, by a decrease in legal and professional fees of $51,344. We anticipate general and administrative expenses to remain at approximately the same levels going forward.

Liquidity and Capital Resources

For the six months ended June 30, 2014, net cash used in operating activities totaled $752,050 compared to $424,065 for the six months ended June 30, 2013. Cash outflows increased in the first six months of 2014 primarily due to increases in research and development expenses.

For the six months ended June 30, 2014, net cash used in investing activities was for the purchase of lab and computer equipment of $5,615 compared to $22,356 for the six months ended June 30, 2013.

For the six months ended June 30, 2014, net cash provided by financing activities was $2,016,000 compared to $0 for the six months ended June 30, 2013. Cash provided by financing activities was sourced from the 2014 Financing Transactions.

As of June 30, 2014, the Company had working capital of $563,122.

Between March 7 and June 30, 2014, the Company received $2,016,000 in cash proceeds from three separate tranches of the 2014 Financing Transactions. We believe that our current levels of cash, when combined with our expected cash flows from grant revenues, and net of our expected operating cash outflows, will be sufficient to meet our liquidity needs through at least December 31, 2014. However, we will need additional cash resources in the future if we pursue opportunities for investment, acquisition, strategic cooperation or other similar actions. To satisfy future cash requirements, we expect to seek funding through government grants, the issuance of debt or equity securities and/or the obtaining of a credit facility. Any future issuance of equity securities would cause dilution for our stockholders. Any incurrence of indebtedness will increase our debt service obligations and may cause us to be subject to restrictive operating and financial covenants. It is possible that we will be unsuccessful securing future government grants and financing may not be available to us in amounts or on terms that are favorable to the Company or not available at all.

Subsequent Events

In July 2014, the Company issued 25,000 shares of common stock to an investor relations firm.

Recent Accounting Pronouncements

The Company has reviewed recent accounting pronouncements and has elected early adoption of Accounting Standard Update (ASU) 2014-10, Topic 915, Development Stage Entities, Elimination of Certain Financial Reporting Requirements. ASU 2014-10 removes all incremental financial reporting requirements for development stage entities, including but not limited to, inception-to-date financial information included in the statements of operations, statements of stockholders’ equity (deficit) and statements of cash flows. As a result of the Company’s early adoption, all references to the Company as a development stage entity have been removed. The adoption of this pronouncement has no impact on the Company’s financial position, results of operations or liquidity.

Q Therapeutics, Inc.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements.

Significant Accounting Policies

Significant accounting policies are those policies which are both important to the presentation of a company’s financial condition and results of operations, and require management’s most subjective or complex judgments. Often estimates are required to be made about matters that are inherently uncertain. No significant changes to our accounting policies occurred during the periods presented. For a further discussion of our significant accounting policies, see our Annual Report on Form 10-K for the year ended December 31, 2013.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

None.

Item 4. Controls and Procedures.

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our filings under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the periods specified in the rules and forms of the SEC. This information is accumulated and communicated to our executive officers to allow timely decisions regarding required disclosure. Our Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based upon that evaluation, our Chief Executive Officer and the Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of June 30, 2014.

No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934) occurred during the quarter ended June 30, 2014 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II —OTHER INFORMATION

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

On June 30, 2014, the Company issued 854,363 shares of common stock and warrants to purchase 1,277,363 shares of stock for cash consideration of $3,500 and as the settlement of indebtedness of $850,863. The warrants have a four-year life and an exercise price of $1.00 per share.

In May 2014, the Company agreed to issue to a service provider in return for services rendered, 25,000 shares of restricted common stock, beginning with the first quarter of 2014 and each quarter thereafter, until such time as the Company has completed a financing of at least $7,500,000. As of June 30, 2014, 50,000 shares of common stock have been issued under this agreement.

In connection with the issuance of the common stock and the warrants to acquire shares of common stock described above, the Company relied upon Section 4(2) of the Securities Act of 1933, as amended, as transactions by an issuer not involving any public offering. For each such transaction, the Company did not use general solicitation or advertising to market the securities, the securities were offered to a limited number of persons, the investors had access to information regarding the Company (including information contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2013, Quarterly Report on Form 10-Q for the period ended March 31, 2014, and Current Reports on Form 8-K filed with the SEC and press releases made by the Company), and management of the Company was available to answer questions from prospective investors. The Company reasonably believes that each of the investors is an accredited investor.

Item 5. Other Information.

None.

Q Therapeutics, Inc.

Item 6. Exhibits.

Index to Exhibits

Exhibit	Description

31.1(1)	Certification of the Company’s Principal Executive Officer pursuant to 15d-15(e) under the Securities Exchange Act of 1934, as amended, with respect to the registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2014.

31.2(1)	Certification of the Company’s Principal Financial and Accounting Officer pursuant to 15d-15(e) under the Securities Exchange Act of 1934, as amended, with respect to the registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2014.

32.1*	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Principal Executive Officer and Principal Financial and Accounting Officer).

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema

101.CAL	XBRL Taxonomy Extension Calculation Linkbase

101.DEF	XBRL Taxonomy Extension Definition Linkbase

101.LAB	XBRL Taxonomy Extension Label Linkbase

101.PRE	XBRL Taxonomy Presentation Linkbase

(1)	Filed herewith.
*	Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: July 31, 2014	By:	/s/ DEBORAH A. EPPSTEIN
	Name:	Deborah A. Eppstein, PhD
	Title:	Chief Executive Officer, President (Principal Executive Officer)

Date: July 31, 2014	By:	/s/ STEVEN J. BORST
	Name:	Steven J. Borst
	Title:	Chief Financial Officer, VP Corporate Development (Principal Financial Officer and Principal Accounting Officer)