Form 10-Q
period 2014-09-30
Q Therapeutics, Inc.
filed 2014-11-07
CIK 1366541

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2014

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

As of November 7, 2014, there were 30,422,460 shares of Common Stock, $0.0001 par value per share, issued and outstanding.

Q Therapeutics, Inc.

PART I

Item 1. Financial Statements

Condensed Consolidated Balance Sheets (Unaudited)

	September 30, 2014	December 31, 2013
Assets
Current assets:
Cash	$1,090,790	$142,532
Receivables, net of allowance of $28,800 as of September 30, 2014 and December 31, 2013	165,304	5,556
Prepaid financing costs, net	—	63,333
Prepaid expenses and other	4,364	10,109

Total current assets	1,260,458	221,530
Property and equipment, net	26,457	27,999
Other assets	—	7,513

Total assets	$1,286,915	$257,042

Liabilities and Stockholders’ Equity (Deficit)
Current liabilities:
Accounts payable	$294,129	$2,364,001
Accrued liabilities	70,100	81,156
Accrued compensation	647,982	353,950
Notes payable	—	500,000
Derivative liabilities	130,577	—

Total current liabilities	1,142,788	3,299,107

Commitments (Note 8)

Stockholders’ equity (deficit):
Common stock, $0.0001 par value: 100,000,000 shares authorized; 30,397,460 and 24,936,833 shares outstanding as of September 30, 2014 and December 31, 2013, respectively	3,040	2,494
Additional paid-in capital	26,547,138	20,836,811
Accumulated deficit	(26,406,051)	(23,881,370)

Total stockholders’ equity (deficit)	144,127	(3,042,065)

Total liabilities and stockholders’ equity (deficit)	$1,286,915	$257,042

See accompanying notes to condensed consolidated financial statements.

Q Therapeutics, Inc.

Condensed Consolidated Statements of Operations (Unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2014	2013	2014	2013
Grant revenues	$167,240	$—	$667,456	$12,286
License fees and other revenues	—	12,000	2,400	12,000

Total operating revenues	167,240	12,000	669,856	24,286
Cost of revenues	—	4,800	800	4,800

Gross profit	167,240	7,200	669,056	19,486

Operating expenses:
Research and development	374,944	1,371,644	1,642,027	1,642,591
General and administrative	429,539	326,649	1,482,271	1,078,239

Total operating expenses	804,483	1,698,293	3,124,298	2,720,830

Operating loss	(637,243)	(1,691,093)	(2,455,242)	(2,701,344)

Other income (expense):
Interest expense	(143)	(66,158)	(110,864)	(66,808)
Reduction in derivative liabilities	13,057	—	35,617	—
Other income, net	4,583	991	5,808	2,879

Total other income (expense), net	17,497	(65,167)	(69,439)	(63,929)

Loss before provision (benefit) for income taxes	(619,746)	(1,756,260)	(2,524,681)	(2,765,273)
Provision (benefit) for income taxes	—	—	—	—

Net loss	$(619,746)	$(1,756,260)	$(2,524,681)	$(2,765,273)

Weighted average number of common shares outstanding – basic and diluted	30,352,605	24,839,007	28,440,705	24,807,040

Net loss per common share – basic and diluted	$(0.02)	$(0.07)	$(0.09)	$(0.11)

See accompanying notes to condensed consolidated financial statements.

Q Therapeutics, Inc.

Condensed Consolidated Statements of Cash Flows (Unaudited)

	For the Nine Months Ended September 30,
	2014	2013
Cash flows from operating activities:
Net loss	$(2,524,681)	$(2,765,273)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	7,157	9,624
Original debt discount	63,333	61,667
Change in derivative liabilities	(35,617)	—
Stock-based compensation	527,307	76,316
Common stock issued for services	59,500	175,000
Warrants issued for services	—	44,668
Decrease (increase) in:
Receivables	(159,748)	462,135
Prepaid expenses and other assets	13,258	7,566
Increase (decrease) in:
Accounts payable and accrued liabilities	677,965	1,093,627
Accrued compensation	294,032	144,630

Net cash used in operating activities	(1,077,494)	(690,040)

Cash flows from investing activities:
Purchase of property and equipment	(5,615)	(23,802)

Cash flows from financing activities:
Proceeds from issuance of notes payable	—	250,000
Proceeds from exercise of common stock options	15,367
Issuance of common stock for cash	2,016,000	—

Net cash provided by financing activities	2,031,367	250,000

Net increase (decrease) in cash	948,258	(463,842)
Cash as of beginning of the period	142,532	794,207

Cash as of end of the period	$1,090,790	$330,365

Supplemental disclosure of cash flow information:
Cash paid for interest	$572	$866
Debt discount related to issuance of notes payable	$—	$250,000

Supplemental disclosure of noncash investing and financing activities for the nine months ended

    September 30, 2014:

•	Between March 7, and April 14, 2014, the Company settled $2,304,030 of accounts payable and $104,000 of notes payable with the issuance of 2,408,030 shares of common stock.

•	On June 20, 2014, the Company settled $423,000 of accounts payable and $427,863 of notes payable with the issuance of 850,863 shares of common stock.

See accompanying notes to condensed consolidated financial statements.

Q Therapeutics, Inc.

Notes to Condensed Consolidated Financial Statements (Unaudited)

1. Organization

Q Therapeutics, Inc. (Q Therapeutics) conducts its operations through its wholly owned subsidiary, Q Therapeutic Products, Inc. (Q Products), and Q Products’ wholly owned subsidiary, NeuroQ Research, Inc. (collectively, the Company). Q Therapeutics is a Salt Lake City, Utah-based biopharmaceutical company that is developing human cell-based therapies intended to treat degenerative diseases and injuries of the brain and spinal cord, the primary components of the central nervous system (CNS).

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

2. Significant Accounting Policies

The following significant accounting policies are followed in preparing the condensed consolidated financial statements:

Basis of Presentation and Consolidation

These unaudited interim condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes included in the Company’s Form 10-K filed with the Securities and Exchange Commission (SEC) on April 15, 2014. The results of operations for the three and nine-month periods ended September 30, 2014 are not necessarily indicative of the results for the full year ending December 31, 2014. In the opinion of management, all adjustments that are necessary for a fair presentation of the financial information for the interim periods reported have been made. All such adjustments are of a normal recurring nature.

The accompanying unaudited condensed consolidated financial statements have been prepared by management in accordance with U.S. generally accepted accounting principles (US GAAP), and include all assets and liabilities of Q Therapeutics and its wholly owned subsidiary, Q Products. All material intercompany transactions and balances have been eliminated.

Liquidity

The Company has not generated significant revenues and has been developing its products. Historically, the Company has been dependent on government grants and debt and equity raised from individual investors to sustain its operations. The Company’s continued operations will depend on its ability to raise funds through similar sources. There can be no assurance that such capital will be available on favorable terms or at all. If it is unable to raise additional capital, the Company will likely be forced to curtail desired development activities, which will delay the development of its product candidates. The Company’s products have not been approved by the U.S. Food and Drug Administration (FDA) for commercial sale; therefore, the Company has not generated revenues from commercial therapeutic product sales. The Company has incurred losses and used cash for operating activities. As of September 30, 2014, the Company had an accumulated deficit of $26,406,051.

2014 Financing Transactions

Between March 7 and April 14, 2014, the Company issued an aggregate of 4,420,530 units, each unit consisting of one share of the Company’s common stock and one warrant to purchase one share of the Company’s common stock, for which the Company received cash consideration of $2,012,500 and the settlement of indebtedness of $2,408,030 (2014 Financing Transactions). The warrants have an initial exercise price of $1.00 per share, are immediately exercisable, and expire in no more than four years. Both the shares of common stock and the warrants issued in the 2014 Financing Transactions have a “down-round” protection provision provided to the investors in the financing. With respect to the common shares and warrants issued in the 2014 Financing Transactions, with certain

Q Therapeutics, Inc.

Notes to Condensed Consolidated Financial Statements (Unaudited) Continued

exceptions, if the Company subsequently issues or sells any shares of common stock or any common stock equivalents pursuant to which shares of common stock may be acquired at a price less than $1.00 per share, then the Company shall promptly issue additional shares of common stock to the investor in an amount such that the subscription price paid, when divided by the total number of shares issued will result in an actual price paid per share of common stock equal to such lower price and with respect to warrants, the warrant exercise price shall be reduced to the lesser price at which the common stock or common stock equivalents were issued. The down-round provisions expire upon the earlier of (1) the effectiveness of a registration statement with the SEC registering the shares of common stock issued and the common shares underlying warrants issued in the 2014 Financing Transactions, or (2) one year after the issuance date.

On June 30, 2014, the Company issued 854,363 shares of common stock and warrants to purchase 1,277,363 shares of common stock resulting from an additional tranche of financing for which the Company received cash consideration of $3,500 and a settlement of indebtedness of $850,863. The common stock and warrants have terms similar to the 2014 Financing Transactions.

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

In June 2014, the Company was notified of a sub-award as part of the fourth and final year of grant funding awarded to The Johns Hopkins University (JHU) from the National Institute of Neurological Disorders and Stroke (NINDS) of the National Institutes of Health. The sub-award for the 2014 grant plan year is $677,864. As of September 30, 2014, $667,456 has been billed of which $165,304 is included in receivables.

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

Q Therapeutics, Inc.

Notes to Condensed Consolidated Financial Statements (Unaudited) Continued

Net Loss Per Common Share

Basic net loss per common share (Basic EPS) is computed by dividing net loss by the weighted average number of common shares outstanding. Diluted net loss per common share (Diluted EPS) is computed by dividing net loss by the sum of the weighted average number of common shares outstanding and the potentially dilutive common share equivalents then outstanding. Common share equivalents consist of shares issuable upon the exercise of outstanding stock options and warrants to acquire common stock.

Due to the fact that for all periods presented the Company has incurred net losses, common share equivalents as of September 30, 2014 and 2013, totaling 25,152,288 and 16,107,458, respectively, are not included in the calculation of Diluted EPS because they are anti-dilutive. Therefore, basic net loss per common share is the same as diluted net loss per common share for the three and nine months ended September 30, 2014 and 2013.

Recent Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board (FASB) issued ASU 2014-09, Revenue from Contracts with Customers. ASU 2014-09 provides for a single, principles-based model for revenue recognition that replaces existing revenue recognition guidance. ASU 2014-09 is effective for annual and interim periods beginning on or after December 15, 2016. It permits the use of either a retrospective or cumulative effect transition method and early adoption is not permitted. The Company has not yet determined the impact this standard will have on its consolidated financial statements and related disclosures.

In June 2014, the FASB issued ASU 2014-10, Topic 915, Development Stage Entities, Elimination of Certain Financial Reporting Requirements. ASU 2014-10 removes all incremental financial reporting requirements for development stage entities, including but not limited to, inception-to-date financial information included in the statements of operations, statements of stockholders’ equity and statements of cash flows. The Company elected early adoption of ASU 2014-10 beginning with the reporting period ended June 30, 2014. As a result of the Company’s early adoption, all references to the Company as a development stage entity have been removed. The adoption of this pronouncement has no impact on the Company’s financial position, results of operations or liquidity.

In August 2014, the FASB issued ASU 2014-15, Presentation of Financial Statements – Going Concern (Subtopic 310-40): Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern. ASU 2014-15 provides guidance in GAAP about management’s responsibility to evaluate whether there is substantial doubt about an entity’s ability to continue as a going concern and to provide related footnote disclosures. This amendment is intended to reduce diversity in the timing and content of footnote disclosures. This is effective for the annual period ending after December 15, 2016, and for annual periods and interim periods thereafter. Early application is permitted. The Company is currently evaluating the potential impact of adopting this guidance on its consolidated financial statements.

3. Accounts Payable

Between March 7 and June 30, 2014, the Company settled $2,727,030 of accounts payables through the issuance of equity.

4. Accrued Compensation

Accrued compensation consists of the following:

	September 30, 2014	December 31, 2013
Accrued wages	$565,804	$278,393
Accrued vacation expense	82,178	75,557

Total accrued compensation	$647,982	$353,950

In March 2013, certain of the Company’s executives agreed to defer part, if not all, of their salaries until additional funding is obtained by the Company.

5. Notes Payable

Between August 12 and September 30, 2013, the Company received $250,000 in cash proceeds from a bridge financing by certain note holders, some of which were affiliates, as evidenced by promissory notes. The notes were issued at 50% of face value, bore interest at the rate of 8% per annum, and matured beginning February 5, 2014.

Q Therapeutics, Inc.

Notes to Condensed Consolidated Financial Statements (Unaudited) Continued

In February 2014, the largest note holder agreed to extend the maturity date for its $400,000 note for an additional 180 days, in exchange for certain call rights language being removed from warrants the note holder had acquired in 2011. On March 7, 2014, the remaining note holder converted its note totaling $104,000, including interest, into units consisting of one share of common stock and one warrant to purchase a share of common stock as part of the 2014 Financing Transactions (see Note 2).

In June 2014, the largest note holder converted its notes totaling $427,863, including interest, into units consisting of one share of common stock and one warrant to purchase a share of common stock (see Note 2).

To date, the Company has recorded interest expense relating to the notes of $281,862, of which $250,000 pertained to the amortization of the debt discount. As of June 30, 2014, the debt discount was fully amortized and all notes had been paid in full.

The effective interest rate related to this financing is approximately 156%.

6. Derivative Liabilities

In connection with the 2014 Financing Transactions, the Company recorded derivative liabilities related to down-round protection provided to the stockholders in the event that the Company does another offering of units, similar to those issued in the 2014 Financing Transactions, at a price below $1.00 per share. The down-round provision expires upon the earlier of the effectiveness of a registration statement with the SEC or one year after the issuance date. With the assistance of a third-party valuation specialist, the Company valued the derivative liabilities pursuant to the accounting guidance of ASC 820-10, Fair Value Measurements.

Fair values for warrants and common stock are determined using the Monte-Carlo Simulation Model valuation technique. The Monte-Carlo Simulation Model provides for dynamic assumptions regarding volatility and risk-free interest rates within the total period to expected conversion. In addition, management assessed the probabilities of future financing assumptions.

Fair value is based on the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. In order to increase consistency and comparability in fair value measurements, US GAAP establishes a fair value hierarchy that prioritizes observable and unobservable inputs used to measure fair value into three broad levels, which are described below:

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

Determining which category an asset or liability falls within the hierarchy requires significant judgment. The Company evaluates its hierarchy disclosure each quarter. Assets and liabilities measured at fair value on a recurring basis as of September 30, 2014 are summarized as follows:

	Fair Value as of September 30, 2014
	Level 1	Level 2	Level 3	Total
Derivative liabilities	$—	$—	$130,577	$130,577

The following table presents the reconciliation of Level 3 liabilities measured at fair value on a recurring basis during the nine months ended September 30, 2014.

Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
Derivatives
Beginning balance, December 31, 2013	$—
Derivative liabilities related to down-round provision of common stock and warrants	166,194
Reduction in derivative liabilities	(35,617)

Ending balance, September 30, 2014	$130,577

Q Therapeutics, Inc.

Notes to Condensed Consolidated Financial Statements (Unaudited) Continued

Given the nature of the derivative liabilities, the carrying amount of $130,577 as of September 30, 2014 was derived from Level 3 inputs and represents management’s best estimate of fair value.

The valuation assumptions used in the Monte-Carlo Simulation Model for the nine months ended September 30, 2014 are as follows:

Threshold barrier	$1.00
Average down-round protection value per unit	$.1190 - $.1714
Probability of down-round offer	> 10%

7. Stockholders’ Equity (Deficit)

Common Stock

Between March 7, 2014 and June 30, 2014, the Company issued in aggregate 5,274,893 shares of common stock to individual investors as part of the 2014 Financing Transactions (see Note 2). The shares of common stock have a down-round protection provision to the stockholders in the event that the Company sells units similar to those in the previous offering at a price below $1.00 per share. The down-round protection provision expires upon the earlier of (1) the effectiveness of a registration statement with the SEC or (2) one year after the issuance date.

Additionally, during the quarter ended September 30, 2014, the Company issued an aggregate of 25,000 shares of common stock in lieu of cash for services and 100,734 shares of common stock from the exercise of incentive stock options. As of September 30, 2014, 30,397,460 shares of common stock are outstanding.

Stock Options

The following summarizes the outstanding common stock options and related activity for the nine months ended September 30, 2014:

	Number of Options	Weighted Average Exercise Price Per Share	Weighted Average Remaining Life (Years)
Outstanding as of December 31, 2013	3,865,440	$0.34	6.98
Granted	3,333,921	0.70	9.47
Exercised	(100,734)	0.15	—
Forfeited	—	—	—

Outstanding as of September 30, 2014	7,098,627	0.51	7.34

Exercisable as of September 30, 2014	4,875,229	0.41	6.49

Q Therapeutics, Inc.

Notes to Condensed Consolidated Financial Statements (Unaudited) Continued

As of September 30, 2014, options to purchase 653,608 shares of common stock under the 2011 Equity Incentive Compensation Plan (the Plan) were available for future grant. The following summarizes information about stock options outstanding as of September 30, 2014:

Exercise Price	Numbers of Options Outstanding	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Number of Options Exercisable	Weighted Average Exercise Price
$0.06 - $0.08	902,600	4.70	$0.08	902,600	$0.08
$0.15 - $0.19	1,972,106	4.95	0.17	1,972,106	0.17
$0.70	3,333,921	9.47	0.70	1,377,190	0.70
$1.00	890,000	7.34	1.00	623,333	1.00

	7,098,627	7.34	0.51	4,875,229

As of September 30, 2014, the aggregate intrinsic value of outstanding and exercisable stock options was $1,601,845. For the nine months ended September 30, 2014, the aggregate intrinsic value of options exercised was $55,148.

Stock-based compensation for the three months ended September 30, 2014 and 2013 was $139,050 and $25,439, respectively. Stock-based compensation for the nine months ended September 30, 2014 and 2013 was $527,307 and $76,316, respectively. As of September 30, 2014, the Company had $834,221 of unrecognized stock-based compensation expense related to non-vested awards that is expected to be recognized over a weighted-average period of 2.53 years.

The fair value of each stock-based compensation award granted during the nine months ended September 30, 2014 was estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions:

Risk-free interest rate	1.62% - 2.32%
Expected stock price volatility	65.05% - 72.94%
Expected dividend yield	0%
Expected life of options	5 - 7 years

Warrants

In January 2014, the Company issued a warrant to purchase 50,000 shares of common stock to a business consulting firm.

Between March 7 and June 30, 2014, the Company issued warrants to purchase 5,697,893 shares of common stock as a result of three separate tranches of the 2014 Financing Transactions (see Note 2). The warrants have an initial exercise price of $1.00 per share, have up to a four-year life, are exercisable immediately, and have down-round protection provisions in the event that the Company subsequently sells similar units at a price less than $1.00 per share (see Note 6).

As of September 30, 2014, 18,053,661 warrants to purchase common stock had been issued and were outstanding with exercise prices ranging from $.046 to $2.75 per share and terms ranging from two to seven years. The weighted average warrant exercise price is $1.28 and the weighted average remaining life is 3.67 years.

8. Commitments

Advisory Agreement

In May 2014, the Company and its investor relations firm amended their service agreement such that the consulting firm will receive 25,000 shares of the Company’s common stock each quarter in lieu of cash for services rendered. As of September 30, 2014, 75,000 shares of common stock have been issued under this amendment.

Q Therapeutics, Inc.

Notes to Condensed Consolidated Financial Statements (Unaudited) Continued

Supplier Agreement

In June 2014, the Company amended its letter of understanding with a supplier regarding payment for services regarding its animal safety studies. The amendment addresses the payment terms of the studies and allows the Company to pay up to $500,000 of the study costs with its equity instruments. Upon completion of the study, any outstanding balance owed to the supplier will be converted into a note payable bearing an interest rate of 8% per annum through July 31, 2015, and then escalates to 10% per annum through March 31, 2016, the maturity date of the note.

9. Subsequent Event

In October 2014, the Company issued 25,000 shares of common stock to an investor relations firm.

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

Objectives of Q Therapeutics

Millions of people suffer with debilitating neurodegenerative diseases and injuries of the brain and spinal cord. Q Therapeutics’ primary business objective is to develop and commercialize novel therapeutic products to treat these devastating conditions as they represent areas of significant clinical need and commercial opportunity. Q Therapeutics is advancing its initial product candidate, trademarked “Q-Cells®” as a potential treatment for patients suffering from Amyotrophic Lateral Sclerosis (Lou Gehrig’s disease or ALS), and eventually other indications, potentially including Multiple Sclerosis (MS), Transverse Myelitis (TM), Spinal Cord Injury (SCI), Stroke, Huntington’s Disease, Parkinson’s Disease and Alzheimer’s Disease.

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

The conditions targeted by Q Therapeutics’ initial product candidates are not well treated with current drug therapies. At best, patients suffering from these diseases can, in some cases, only hope to slow their inexorable progression and the associated disabilities. A handful of companies are exploring the possibility of harnessing the power of stem or progenitors cells to treat these conditions, although no clear leader has emerged. In addition to utilizing its proprietary cellular products as therapeutic products, Q Therapeutics may evaluate novel ways to utilize these cells to screen for new drugs (such as small molecule compounds) that could also provide treatments for neurological conditions.

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

Results of Operations for the Three Months Ended September 30, 2014 compared to the Three Months Ended September 30, 2013:

To date, we have not generated significant revenues and have been focused on developing our products for therapeutic use for commercial sale.

We have not generated revenues in excess of expenses and have been dependent on government grants and debt and equity raised from investors to sustain our operations. Our products have not yet been approved by the FDA for commercial sale and, as a result, we have not generated revenues from therapeutic product sales. We have incurred losses and used cash in operating activities since inception. As of September 30, 2014, the Company had an accumulated deficit of $26,406,051 and working capital of $117,670.

Revenues

The Company has generated minimal revenues through (1) research grants from foundations and government agencies such as the National Institutes of Health (NIH), (2) granting rights to the Company’s technology to other entities, and (3) sales of its products for research purposes.

Grant revenues for the three months ended September 30, 2014 and 2013 were $167,240 and $0, respectively. Grant revenues consisted of the fourth year of a sub-award we received as part of a grant awarded to The Johns Hopkins University.

License fees and other revenues for the three months ended September 30, 2014 and 2013 were $0 and $12,000, respectively. Revenues in this category for the three months ended September 30, 2013 were from a sale of non-commercial products to a collaborative research partner.

Cost of Revenues

Cost of revenues for the three months ended September 30, 2014 and 2013 were $0 and $4,800, respectively. The cost of revenues for the three months ended September 30, 2013 resulted from the cost of products sold to a collaborative research partner.

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

Research and development expenses for the three months ended September 30, 2014 were $374,944, a decrease of $996,700, or 72.7%, from $1,371,644 for the three months ended September 30, 2013. The decrease is primarily due to the completion of our large animal safety study in the first half of 2014. We anticipate research and development expenses to remain at approximately the same levels, or increase as necessary, as we progress towards commercializing our product candidates.

General and Administrative Expenses

General and administrative expenses for the three months ended September 30, 2014 were $429,539, an increase of $102,890, or 31.5%, from $326,649 for the three months ended September 30, 2013. The increase is primarily related to stock-based compensation expense resulting from director, officer and employee option grants, offset in part, by a decrease in legal and professional fees. We anticipate general and administrative expenses to remain at approximately the same levels through at least the end of 2014.

Results of Operations for the Nine Months Ended September 30, 2014 compared to the Nine Months Ended September 30, 2013:

Revenues

Grant revenues for the nine months ended September 30, 2014 and 2013 were $667,456 and $12,286, respectively. Grant revenues consisted of a sub-award we received as part of a four-year grant awarded to The Johns Hopkins University, of which this is the final year of the grant.

License fees and other revenues for the three months ended September 30, 2014 and 2013 were $2,400 and $12,000, respectively. Revenues in this category for the nine months ended September 30, 2014 and 2013 were from a sale of non-commercial products to a collaborative research partner.

Cost of Revenues

Cost of revenues for the nine months ended September 30, 2014 and 2013 were $800 and $4,800, respectively. The cost of revenues for the nine months ended September 30, 2014 and 2013 relates to the cost of products sold to a collaborative research partner.

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

Research and development expenses for the nine months ended September 30, 2014 were $1,642,027, a decrease of $564, from $1,642,591 for the nine months ended September 30, 2013. We anticipate research and development expenses to remain at approximately the same levels, or increase as necessary, as we progress towards commercializing our product candidates.

General and Administrative Expenses

General and administrative expenses for the nine months ended September 30, 2014 were $1,482,271, an increase of $404,032, or 37.5%, from $1,078,239 for the nine months ended September 30, 2013. The increase is primarily related to stock-based compensation expense resulting from director, officer and employee option grants, offset in part, by a decrease in legal and professional fees. We anticipate general and administrative expenses to remain at approximately the same levels through at least the end of 2014.

Liquidity and Capital Resources

For the nine months ended September 30, 2014, net cash used in operating activities totaled $1,077,494 compared to $690,040 for the nine months ended September 30, 2013. Cash outflows increased in the first nine months of 2014 primarily due to increases in general and administrative expenses which increased primarily due to an increase in stock-based compensation.

For the nine months ended September 30, 2014, net cash used in investing activities was for the purchase of lab and computer equipment of $5,615 compared to $23,802 for the nine months ended September 30, 2013.

For the nine months ended September 30, 2014, net cash provided by financing activities was $2,031,367 compared to $250,000 for the nine months ended September 30, 2013. Cash provided by financing activities for the first nine months of 2014 was sourced from the 2014 Financing Transactions and the exercise of stock options.

As of September 30, 2014, the Company had working capital of $117,670.

Between March 7 and June 30, 2014, the Company received $2,016,000 in cash proceeds from three separate tranches of the 2014 Financing Transactions. We believe that our current levels of cash, when combined with our expected cash flows from grant revenues, and net of our expected operating cash outflows, will be sufficient to meet our liquidity needs through at least September 30, 2015. However, we will need additional cash resources in the future as we advance toward the commencement of our clinical trials and if we pursue opportunities for investment, acquisition, strategic cooperation or other similar actions. To satisfy future cash requirements, we expect to seek funding through government grants, the issuance of debt or equity securities and/or the obtaining of a credit facility. Any future issuance of equity securities would cause dilution for our stockholders. Any incurrence of indebtedness will increase our debt service obligations and may cause us to be subject to restrictive operating and financial covenants. It is possible that we will be unsuccessful securing future government grants and financing may not be available to us in amounts or on terms that are favorable to the Company, or not available at all.

Subsequent Events

In October 2014, the Company issued 25,000 shares of common stock to an investor relations firm.

Recent Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board (FASB) issued ASU 2014-09, Revenue from Contracts with Customers. ASU 2014-09 provides for a single, principles-based model for revenue recognition that replaces existing revenue recognition guidance. ASU 2014-09 is effective for annual and interim periods beginning on or after December 15, 2016. It permits the use of either a retrospective or cumulative effect transition method and early adoption is not permitted. The Company has not yet determined the impact this standard will have on its consolidated financial statements and related disclosures.

In June 2014, the FASB issued ASU 2014-10, Topic 915, Development Stage Entities, Elimination of Certain Financial Reporting Requirements. ASU 2014-10 removes all incremental financial reporting requirements for development stage entities, including but not limited to, inception-to-date financial information included in the statements of operations, statements of stockholders’ equity and statements of cash flows. The Company elected early adoption of ASU 2014-10 beginning with the reporting period ended June 30, 2014. As a result of the Company’s early adoption, all references to the Company as a development stage entity have been removed. The adoption of this pronouncement has no impact on the Company’s financial position, results of operations or liquidity.

In August 2014, the FASB issued ASU 2014-15, Presentation of Financial Statements – Going Concern (Subtopic 310-40): Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern. ASU 2014-15 provides guidance in GAAP about management’s responsibility to evaluate whether there is substantial doubt about an entity’s ability to continue as a going concern and to provide related footnote disclosures. In doing so, this is intended to reduce diversity in the timing and content of footnote disclosures. This is effective for the annual period ending after December 15, 2016, and for annual periods and interim periods thereafter. Early application is permitted. The Company is currently evaluating the potential impact of adopting this guidance on its consolidated financial statements.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk

None.

Item 4. Controls and Procedures.

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our filings under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the periods specified in the rules and forms of the SEC. This information is accumulated and communicated to our executive officers to allow timely decisions regarding required disclosure. Our Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based upon that evaluation, our Chief Executive Officer and the Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of September 30, 2014.

No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934) occurred during the quarter ended September 30, 2014 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II – OTHER INFORMATION

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

On April 28, 2014, the Company agreed to issue to a service provider in return for services rendered, 25,000 shares of restricted common stock, beginning with the first quarter of 2014 and each quarter thereafter, until such time as the Company has completed a financing of at least $7,500,000. As of September 30, 2014, 75,000 shares of common stock have been issued under this agreement.

In connection with the issuance of the common stock and the warrants to acquire shares of common stock described above, the Company relied upon Section 4(2) of the Securities Act of 1933, as amended, as transactions by an issuer not involving any public offering. For each such transaction, the Company did not use general solicitation or advertising to market the securities, the securities were offered to a limited number of persons, the investors had access to information regarding the Company (including information contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2013, Quarterly Reports on Form 10-Q for the periods ended March 31, 2014 and June 30, 2014, and Current Reports on Form 8-K filed with the SEC and press releases made by the Company), and management of the Company was available to answer questions by prospective investors. The Company reasonably believes that each of the investors is an accredited investor.

Item  5. Other Information.

None.

Item 6. Exhibits.

Index to Exhibits

Exhibit	Description

31.1(1)	Certification of the Company’s Principal Executive Officer pursuant to 15d-15(e) under the Securities Exchange Act of 1934, as amended, with respect to the registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2014.

31.2(1)	Certification of the Company’s Principal Financial and Accounting Officer pursuant to 15d-15(e) under the Securities Exchange Act of 1934, as amended, with respect to the registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2014.

32.1*	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Principal Executive Officer and Principal Financial and Accounting Officer).

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema

101.CAL	XBRL Taxonomy Extension Calculation Linkbase

101.DEF	XBRL Taxonomy Extension Definition Linkbase

101.LAB	XBRL Taxonomy Extension Label Linkbase

101.PRE	XBRL Taxonomy Presentation Linkbase

(1)	Filed herewith.
*	Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: November 7, 2014	By: /s/ DEBORAH A. EPPSTEIN
Name: Deborah A. Eppstein, PhD
Title: Chief Executive Officer, President (Principal Executive Officer)

Date: November 7, 2014	By: /s/ STEVEN J. BORST
Name: Steven J. Borst
Title: Chief Financial Officer, VP Corporate Development (Principal Financial Officer and Principal Accounting Officer)