Form 10-Q
period 2015-03-31
Q Therapeutics, Inc.
filed 2015-05-11
CIK 1366541

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2015

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

As of May 11, 2015, there were 30,826,549 shares of Common Stock, $0.0001 par value per share, issued and outstanding.

Q Therapeutics, Inc.

PART I

Item 1. Financial Statements

Condensed Consolidated Balance Sheets (Unaudited)

	March 31, 2015	December 31, 2014
Assets

Current assets:
Cash	$447,225	$707,011
Receivables	1,000	4,136
Prepaid expenses and other	32,007	10,596

Total current assets	480,232	721,743

Property and equipment, net	24,060	26,568

Total assets	$504,292	$748,311

Liabilities and Stockholders’ Deficit

Current liabilities:
Accounts payable	$354,447	$263,728
Accrued liabilities	72,579	42,507
Accrued compensation	833,670	705,753
Derivative liabilities	7,461	32,175

Total current liabilities	1,268,157	1,044,163

Commitments (Note 6)

Stockholders’ deficit:
Common stock, $0.0001 par value: 100,000,000 shares authorized; 30,826,549 and 30,477,460 shares outstanding as of March 31, 2015 and December 31, 2014, respectively	3,083	3,048
Additional paid-in capital	27,228,210	26,933,171
Accumulated deficit	(27,995,158)	(27,232,071)

Total stockholders’ deficit	(763,865)	(295,852)

Total liabilities and stockholders’ deficit	$504,292	$748,311

See accompanying notes to condensed consolidated financial statements.

Q Therapeutics, Inc.

Condensed Consolidated Statements of Operations (Unaudited)

	For the Three Months Ended March 31,
	2015	2014
Revenues	$—	$—

Operating expenses:
General and administrative	560,328	583,862
Research and development	227,157	484,144

Total operating expenses	787,485	1,068,006

Operating loss	(787,485)	(1,068,006)

Other income (expense):
Gain on derivative liabilities	24,714	—
Interest expense	(416)	(102,417)
Other income, net	100	516

Total other income (expense)	24,398	(101,901)

Loss before provision (benefit) for income taxes	(763,087)	(1,169,907)
Provision (benefit) for income taxes	—	—

Net loss	$(763,087)	$(1,169,907)

Weighted average number of common shares outstanding - basic and diluted	30,685,985	25,017,018

Net loss per common share - basic and diluted	$(0.02)	$(0.05)

See accompanying notes to condensed consolidated financial statements.

Q Therapeutics, Inc.

Condensed Consolidated Statements of Cash Flows (Unaudited)

	For the Three Months Ended March 31,
	2015	2014
Cash flows from operating activities:
Net loss	$(763,087)	$(1,169,907)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	2,508	2,318
Original debt discount	—	63,333
Gain on derivative liabilities	(24,714)	—
Stock-based compensation	180,943	248,822
Common stock issued for services	—	24,500
Decrease (increase) in:
Receivables	3,136	5,556
Prepaid expenses and other	(21,411)	(574)
Increase in:
Accounts payable and accrued liabilities	120,791	355,903
Accrued compensation	127,917	127,539

Net cash used in operating activities	(373,917)	(342,510)

Cash flows from investing activities:
Purchase of property and equipment	—	(5,615)

Cash flows from financing activities:

Issuance of common stock for cash	—	490,000
Proceeds from exercise of common stock options	3,300	—
Proceeds from exercise of common stock warrants	110,831	—

Net cash provided by financing activities	114,131	490,000

Net increase (decrease) in cash	(259,786)	141,875
Cash as of beginning of the period	707,011	142,532

Cash as of end of the period	$447,225	$284,407

Supplemental disclosure of cash flow information:
Cash paid for interest	$416	$214

Supplemental disclosure of noncash investing and financing activities:

The Company settled $2,304,030 of accounts payable and $104,000 of notes payable by issuing 2,408,030 shares of common stock during the three months ended March 31, 2014.

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

2. Significant Accounting Policies

The following significant accounting policies are followed by the Company in preparing its condensed consolidated financial statements:

Basis of Presentation and Consolidation

These unaudited interim condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes included in the Company’s Form 10-K filed with the Securities and Exchange Commission (SEC) on March 31, 2015. The results of operations for the three-month period ended March 31, 2015 are not necessarily indicative of the results to be expected for the full year ending December 31, 2015. In the opinion of management, all adjustments that are necessary for a fair presentation of the financial information for the interim periods reported have been made. All such adjustments are of a normal recurring nature.

The accompanying unaudited condensed consolidated financial statements have been prepared by management in accordance with U.S. generally accepted accounting principles (US GAAP), and include all assets and liabilities of Q Therapeutics and its wholly owned subsidiary, Q Products. All material transactions and balances have been eliminated.

Going Concern Assumption and Liquidity

The Company has not generated significant revenues and has been developing its products. Historically, the Company has been dependent on government grants and debt and equity raised from individual investors to sustain its operations. The Company’s continued operations will depend on its ability to raise funds through similar sources. There can be no assurance that such capital will be available on favorable terms or at all. If it is unable to raise additional capital, the Company will likely be forced to curtail desired development activities, which will delay the development of its product candidates. The Company’s products have not been approved by the U.S. Food and Drug Administration (FDA) for commercial sale; therefore, the Company has not generated revenues from commercial therapeutic product sales. As of March 31, 2015, the Company had an accumulated deficit of $27,995,158. These matters, among others, raise substantial doubt about the Company’s ability to continue as a going concern through at least March 31, 2016. No adjustments have been made to the Company’s financial statements as a result of this uncertainty.

2014 Financing Transactions

Between March 7 and April 14, 2014, the Company issued an aggregate of 4,420,530 units, each unit consisting of one share of the Company’s common stock and one warrant to purchase one share of the Company’s common stock for which the Company received cash consideration of $2,012,500 and settled indebtedness of $2,408,030 (2014 Financing Transactions). The warrants have an initial exercise price of $1.00 per share, are immediately exercisable, and expire in no more than four years from the date of issuance. Both the shares of common stock and the warrants issued in the 2014 Financing Transactions have a “down-round” protection provision provided to the investors in the financing. With respect to the common shares and warrants issued, with certain exceptions, if the Company subsequently issues or sells any shares of common stock or any common stock equivalents pursuant to which shares of common stock may be acquired at a price less than $1.00 per share, then the Company shall promptly issue additional shares of common stock to the investor in an amount such that the subscription price paid, when divided by the total number of shares issued will result in an actual price paid per share of common stock equal to such lower price and with respect to warrants, the warrant exercise prices shall be reduced to the lesser price at which the common stock or common stock equivalents were issued. The down-round

Q Therapeutics, Inc.

Notes to Condensed Consolidated Financial Statements (Unaudited) Continued

provisions expire upon the earlier of (1) the effectiveness of a registration statement with the Securities Exchange Commission (SEC) registering the shares of common stock issued and the common shares underlying warrants issued in the 2014 Financing Transactions, or (2) one year after the issuance date. The down-round protection related to the March 7, 2014 and April 14, 2014 rounds of financing have expired.

On June 30, 2014, the Company issued 854,363 shares of common stock and warrants to purchase 1,277,363 shares of common stock resulting from an additional tranche of financing for which the Company received cash consideration of $3,500 and a settlement of indebtedness of $850,863. The common stock and warrants have terms similar to the 2014 Financing Transactions. The remaining down-round protection will expire June 30, 2015.

Between January 26, 2015 and February 23, 2015, 327,455 common stock warrants and 21,634 common stock options were exercised for cash proceeds of $114,131.

Use of Estimates

The preparation of financial statements in conformity with US GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosures of contingent assets and liabilities as of the dates of the financial statements and the reported amounts of revenues and expenses for the reporting periods. Accordingly, actual results could differ from those estimates. Key estimates include allowances for doubtful accounts receivable, useful lives for property and equipment, valuation allowances for net deferred income tax assets, valuation for derivative liabilities related to down-round provisions, and valuations for stock-based compensation awards. The Company bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances.

Revenue Recognition and Grants Receivable

The Company periodically applies for research grants, including as a sub-recipient to grants funded by government agencies through research universities. Grant revenues are recognized as associated expenses and are incurred and are billed in conjunction with the terms of the grants. The Company records its grants receivable in accordance with the provisions of the grant agreements. The Company’s grants receivable are considered past due when payment has not been received within 30 days of the invoice date, although certain institutions customarily do not pay within these terms. The amounts of the specific allowances are estimated by management based on various assumptions including the age of the individual receivable, as well as changes in payment schedules and histories. Receivable balances are charged off against the allowance for doubtful accounts when management determines the potential for recovery is remote. Recoveries of receivables previously charged off are recorded when payment is received.

In June 2014, the Company was notified of a sub-award as part of the fourth and final year of grant funding awarded to The John Hopkins University from the National Institute of Neurological Diseases and Stroke (NINDS) of the National Institutes of Health in the amount of $677,864. As of March 31, 2015, $1,000 remains receivable from this sub-award.

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

Q Therapeutics, Inc.

Notes to Condensed Consolidated Financial Statements (Unaudited) Continued

Due to the fact that for all periods presented the Company has incurred net losses, potential dilutive common share equivalents as of March 31, 2015 and 2014, totaling 25,761,568 and 21,437,251, respectively, are not included in the calculation of Diluted EPS because they are anti-dilutive. Therefore, basic net loss per common share is the same as diluted net loss per common share for the three months ended March 31, 2015 and 2014.

Recent Accounting Pronouncements

In August 2014, the Financial Accounting Standards Board (FASB) issued ASU 2014-15, Presentation of Financial Statements – Going Concern (Subtopic 310-40): Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern. ASU 2014-15 provides guidance in US GAAP about management’s responsibility to evaluate whether there is substantial doubt about an entity’s ability to continue as a going concern and to provide related disclosures. In doing so, this is intended to reduce diversity in the timing and content of disclosures. This is effective for the annual period ending after December 15, 2016, and for annual periods and interim periods thereafter. Early application is permitted. The Company is currently evaluating the potential impact of adopting this guidance on its consolidated financial statements and related disclosures.

3. Accrued Compensation

Accrued compensation consists of the following:

	March 31, 2015	December 31, 2014
Accrued wages	$737,448	$621,072
Accrued vacation	96,222	84,681

Total accrued compensation	$833,670	$705,753

Accrued wages consist primarily of salaries and related employment taxes resulting from the decision in March 2013 by certain of the Company’s executives to defer part, if not all, of their salaries until additional funding for the Company is obtained.

4. Derivative Liabilities

In connection with the 2014 Financing Transactions, the Company recorded derivative liabilities related to down-round protection provided to stockholders in the event that the Company issues additional units, similar to those issued in the 2014 Financing Transactions, at a price below $1.00 per share. The down-round provision expires upon the earlier of the effectiveness of a registrations statement with the SEC or one year after the issuance date. With the assistance of a third-party valuation specialist, the Company valued the derivative liabilities pursuant to the accounting guidance of Accounting Standards Codification 820-10, Fair Value Measurements.

Fair values of the down-round provision of the warrants and common stock are determined using the Monte-Carlo Simulation Model valuation technique. The Monte Carlo Simulation Model provides for dynamic assumptions regarding volatility and risk-free interest rates within the total period to expected conversion. In addition, management assessed the probabilities of future financing assumptions.

Fair value is based on the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. In order to increase consistency and comparability in fair value measurements, US GAAP established a fair value hierarchy that prioritizes observable and unobservable inputs used to measure fair value into three broad levels, which are described below:

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

Q Therapeutics, Inc.

Notes to Condensed Consolidated Financial Statements (Unaudited) Continued

Determining which category an asset or liability falls within the hierarchy requires significant judgment. The Company evaluates its hierarchy disclosure each quarter. Assets and liabilities measured at fair value on a recurring basis as of March 31, 2015 are summarized as follows:

	Fair Value as of March 31, 2015
	Level 1	Level 2	Level 3	Total
Derivative liabilities	$—	$—	$7,461	$7,461

The following table presents the fair value reconciliation of Level 3 liabilities measured at fair value on a recurring basis during the three months ended March 31, 2015.

Fair Value Measurements Using Significant Unobservable Inputs
Derivatives
Beginning balance, as of December 31, 2014	$32,175
Gain on derivative liabilities	(24,714)

Ending balance, as of March 31, 2015	$7,461

Given the nature of the derivative liabilities, the carrying amount of $7,461 as of March 31, 2015, was derived from Level 3 inputs and represent management’s best estimate of fair value.

The valuation assumptions used in the Monte-Carlo Simulation Model for the three months ended March 31, 2015 are as follows:

Threshold barrier	$1.00
Average down-round protection value per unit	$0.117
Probability of down-round offer	3%

5. Stockholders’ Equity

Common Stock

As of March 31, 2015, the Company is authorized to issue 100,000,000 shares of common stock, of which 30,826,549 shares are outstanding. Holders of shares of common stock are entitled to cast one vote for each share held at all stockholders’ meetings for all purposes, including the election of directors. The common stock does not have cumulative voting rights.

Preferred Stock

As of March 31, 2015, the Company was authorized to issue 10,000,000 shares of preferred stock; however, no shares of preferred stock have been issued to date.

Q Therapeutics, Inc.

Notes to Condensed Consolidated Financial Statements (Unaudited) Continued

Stock Options

The following summarizes the outstanding common stock options and related activity for the three months ended March 31, 2015:

	Number of Options	Weighted Average Exercise Price Per Share	Weighted Average Remaining Life (Years)	Aggregate Intrinsic Value
Outstanding as of December 31, 2014	8,952,927	$0.52	7.61	$1,601,845
Granted	—	—	—
Exercised	(21,634)	0.15	—
Forfeited	—	—	—

Outstanding as of March 31, 2015	8,931,293	0.52	7.47	1,590,001

Exercisable as of March 31, 2015	6,201,815	0.44	6.85	1,590,001

For the three months ended March 31, 2015, no options were granted and 21,634 options were exercised for proceeds of $3,300.

As of March 31, 2015, options to purchase 5,049,308 shares of common stock under the Plan were available for future grant. Stock-based compensation for the three months ended March 31, 2015 and 2014 was $180,943 and $248,822, respectively. As of March 31, 2015, the Company had $1,104,349 of unrecognized stock-based compensation expense related to non-vested awards that will be recognized over a weighted-average period of 2.78 years.

Warrants

In January 2015, the Company issued a warrant to purchase 50,000 shares of common stock to a business consulting firm (see Note 6). Between January 26, 2015 and February 13, 2015, 327,455 warrants were exercised for total cash proceeds of $110,831. During the three months ended March 31, 2015, 883,431 warrants had expired.

As of March 31, 2015, 16,380,275 warrants to purchase common stock had been issued with exercise prices ranging from $1.00 to $2.75 per share and terms ranging from two to seven years. The weighted average warrant exercise price is $1.31 and the weighted average remaining life is 3.45 years.

6. Commitments

Advisory Agreements

In July 2013, the Company entered into a business consulting services agreement effective through December 31, 2015. Under the agreement, the Company issued an initial payment of a warrant to purchase 75,000 shares of common stock at a strike price of $1.01 per share, with a five-year life and a cashless exercise option. In January 2014 and January 2015, the Company issued two additional warrants to purchase 50,000 shares of common stock with similar terms to the initial issuance. The business consulting firm has received all the warrants earned under the agreement.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS

The following discussion contains forward-looking statements based upon current expectations that involve risks and uncertainties, such as our plans, objectives, expectations and intentions. Our actual results and the timing of events could differ materially from those anticipated as a result of a number of factors, including those set forth under the Risk Factors, Cautionary Notice Regarding Forward-Looking Statements and Business sections in our 2014 Annual Report on Form 10-K filed with the Securities and Exchange Commission. The following discussion of our financial condition and results of operations should be read with our unaudited consolidated financial statements and the related notes included elsewhere in this Form 10-Q. We use words such as “anticipate,” “estimate,” “plan,” “project,” “continuing,” “ongoing,” “expect,” “believe,” “intend,” “may,” “will,” “should,” “could,” and similar expressions to identify forward-looking statements.

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

Q has identified and patented a new treatment modality that provides a multi-factorial approach, bypassing the need to address individual pathways. Specifically, Q is developing a cell-based therapeutic that employs a natural cell type found in the healthy CNS: human glial restricted progenitors and their progeny cells. We call them, Q-Cells®. Q-Cells produce astrocytes and oligodendrocytes, the support cells that enable the normal function of neurons. We believe that Q-Cells may provide multiple and complementary mechanisms of action in the treatment of many neurodegenerative diseases. An advantage of this approach is that one need not fully understand all of the mechanistic aspects of these diseases, as we are tapping into the natural cellular machinery that enables healthy systems to function. We believe this is a more realistic approach than seeking a drug that affects a single disease pathway (although the addition of Q-Cell therapy may enhance benefits seen with such single drugs). Based on data in animal models, we believe that repairing damaged neurons is a faster, more realistic and easier approach than trying to replace them.

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

Results of Operations for the Three Months Ended March 31, 2015 compared to the Three Months Ended March 31, 2014

To date, we have not generated significant revenues ($0 for the three months ended March 31, 2015 and 2014) and have been focused on developing our products for therapeutic use for commercial sale.

We have not generated revenues in excess of expenses and have been dependent on government grants and debt and equity raised from investors to sustain our operations. Our products have not yet been approved by the FDA for commercial sale, and as a result we have not generated revenues from therapeutic product sales. We have incurred losses and used cash in operating activities since inception. As of March 31, 2015, the Company had an accumulated deficit of $27,995,158 and negative working capital of $787,925.

General and Administrative Expenses

General and administrative expenses for the three months ended March 31, 2015 were $560,328, a decrease of $23,533, or 4.0%, from $583,862 for the three months ended March 31, 2014. The decrease is primarily related to stock-based compensation expense resulting from the director, officer and employee option grants in 2014, offset, in part, by an increase in legal and professional fees and payroll related expenses. We anticipate general and administrative expenses to remain at approximately the same levels going forward.

Research and Development Expenses

Research and development expenses for the three months ended March 31, 2015, were $227,157, a decrease of $256,987, or 53.1%, from $484,144 for the three months ended March 31, 2014. The decrease is primarily due to the costs incurred in 2014 associated with our large animal safety study and cell manufacturing, offset, in part, by the increase in clinical consulting fees related to the preparation of our IND submission. We anticipate research and development expenses to remain at approximately the same levels, or increase as necessary, as we progress towards commercializing our product candidates.

Liquidity and Capital Resources

For the three months ended March 31, 2015, net cash used in operating activities totaled $373,917 compared to $342,510 for the three months ended March 31, 2014. Cash outflows slightly increased in 2015 primarily from the change in the net loss and the change in accounts payable and accrued liabilities.

For the three months ended March 31, 2015, net cash used in investing activities related to the purchase of lab and computer equipment was $0 compared to $5,615 for the three months ended March 31, 2014.

For the three months ended March 31, 2015, net cash provided by financing activities was $114,131 compared to $490,000 for the three months ended March 31, 2014. Cash provided by financing activities in 2015 was sourced from the exercise of common stock warrants and common stock options.

As of March 31, 2015, the Company had negative working capital of $787,925.

In order for us to continue to meet our operational and liquidity needs, we must obtain additional funding. Any additional equity financing, if available, may not be available on favorable terms and may be dilutive to current stockholders. Debt financing, if available, may involve more restrictive covenants that may potentially impair our ability to operate the Company. Our ability to access capital when needed is not assured and, if not achieved on a timely basis, will materially harm our business, financial position and results of operations. These uncertainties create substantial doubt about our ability to continue as going concern. No adjustments have been made to our financial statements as a result of this uncertainty.

Recent Accounting Pronouncement

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

Significant Accounting Policies

Significant accounting policies are those policies which are both important to the presentation of a company’s financial condition and results of operations and require management’s most subjective or complex judgments. Often estimates are required to be made about matters that are inherently uncertain. No significant changes to our accounting policies occurred during the periods presented. For a further discussion of our significant accounting policies, see our Annual Report on Form 10-K for the year ended December 31, 2014.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

None.

Item 4. Controls and Procedures.

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our filings under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the periods specified in the rules and forms of the SEC. This information is accumulated and communicated to our executive officers to allow timely decisions regarding required disclosure. Our Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based upon that evaluation, our Chief Executive Officer and our Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of March 31, 2015.

No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934) occurred during the quarter ended March 31, 2015 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

On January 1, 2015, the Company issued 50,000 warrants acquire shares of the Company’s common stock to a consulting firm for services rendered. The warrants have a $1.01 strike price per share and have a term of 5 years and a cashless exercise option.

In connection with the issuance of the warrants to acquire shares of common stock described above, the Company relied upon Section 4(2) of the Securities Act of 1933, as amended, as transactions by an issuer not involving any public offering. For each such transaction, the Company did not use general solicitation or advertising to market the securities.

Item 5. Other Information.

None.

Item 6. Exhibits.

Index to Exhibits

Exhibit	Description

31.1(1)	Certification of the Company’s Principal Executive Officer pursuant to 15d-15(e) under the Securities and Exchange Act of 1934, as amended, with respect to the registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2015.

31.2(1)	Certification of the Company’s Principal Financial and Accounting Officer pursuant to 15d-15(e) under the Securities and Exchange Act of 1934, as amended, with respect to the registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2015.

32.1*	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Principal Executive Officer ) and (Principal Financial and Accounting Officer).

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema

101.CAL	XBRL Taxonomy Extension Calculation Linkbase

101.DEF	XBRL Taxonomy Extension Definition Linkbase

101.LAB	XBRL Taxonomy Extension Label Linkbase

101.PRE	XBRL Taxonomy Presentation Linkbase

(1)	Filed herewith.
*	Furnished herewith.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: May 11, 2015	By: /s/ DEBORAH A. EPPSTEIN
Name: Deborah A. Eppstein, PhD Title: Chief Executive Officer, President (Principal Executive Officer)

Date: May 11, 2015	By: /s/ STEVEN J. BORST
Name: Steven J. Borst Title: Vice President, Chief Financial Officer (Principal Financial and Accounting Officer)