Form 10-Q
period 2015-06-30
Q Therapeutics, Inc.
filed 2015-08-14
CIK 1366541

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2015

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

As of August 14, 2015, there were 30,826,549 shares of Common Stock, $0.0001 par value per share, issued and outstanding.

Q Therapeutics, Inc.

PART I

Item 1. Financial Statements

Condensed Consolidated Balance Sheets (Unaudited)

	June 30, 2015	December 31, 2014
Assets
Current assets:
Cash	$111,429	$707,011
Receivables	—	4,136
Prepaid expenses and other	44,056	10,596

Total current assets	155,485	721,743
Property and equipment, net	22,894	26,568

Total assets	$178,379	$748,311

Liabilities and Stockholders’ Deficit
Current liabilities:
Accrued compensation	$1,031,926	$705,753
Accounts payable	302,101	263,728
Notes payable	125,000	—
Accrued liabilities	98,764	42,507
Derivative liabilities	—	32,175

Total current liabilities	1,557,791	1,044,163

Commitments and contingencies (Notes 2, 5, 8 and 9)
Stockholders’ deficit:
Common stock, $0.0001 par value: 100,000,000 shares authorized; 30,826,549 and 30,477,460 shares outstanding as of June 30, 2015 and December 31, 2014, respectively	3,083	3,048
Additional paid-in capital	27,419,343	26,933,171
Accumulated deficit	(28,801,838)	(27,232,071)

Total stockholders’ deficit	(1,379,412)	(295,852)

Total liabilities and stockholders’ deficit	$178,379	$748,311

See accompanying notes to condensed consolidated financial statements.

Q Therapeutics, Inc.

Condensed Consolidated Statements of Operations (Unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2015	2014	2015	2014
Grant revenues	$—	$500,216	$—	$500,216
License fees and other revenues	—	2,400	—	2,400

Total operating revenues	—	502,616	—	502,616
Cost of revenues	—	800	—	800

Gross profit	—	501,816	—	501,816

Operating expenses:
General and administrative	541,371	468,871	1,101,699	1,052,732
Research and development	261,024	782,939	488,181	1,267,083

Total operating expenses	802,395	1,251,810	1,589,880	2,319,815

Operating loss	(802,395)	(749,994)	(1,589,880)	(1,817,999)

Other income (expense):
Gain on derivative liabilities	7,461	22,560	32,175	22,560
Interest expense	(13,234)	(8,304)	(13,649)	(110,722)
Other income, net	1,488	710	1,587	1,226

Total other income (expense)	(4,285)	14,966	20,113	(86,936)

Loss before provision (benefit) for income taxes	(806,680)	(735,028)	(1,569,767)	(1,904,935)
Provision (benefit) for income taxes	—	—	—	—

Net loss	$(806,680)	$(735,028)	$(1,569,767)	$(1,904,935)

Weighted average number of common shares outstanding - basic and diluted	30,826,549	29,182,858	30,756,656	27,468,910

Net loss per common share - basic and diluted	$(0.03)	$(0.03)	$(0.05)	$(0.07)

See accompanying notes to condensed consolidated financial statements.

Q Therapeutics, Inc.

Condensed Consolidated Statements of Cash Flows (Unaudited)

	For the Six Months Ended
	June 30,
	2015	2014
Cash flows from operating activities:
Net loss	$(1,569,767)	$(1,904,935)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation	372,076	388,257
Gain on derivative liabilities	(32,175)	(22,560)
Depreciation and amortization	5,062	4,779
Original debt discount	—	63,333
Common stock issued for services	—	42,001
Decrease (increase) in:
Receivables	4,136	(494,660)
Prepaid expenses and other assets	(33,460)	6,366
Increase in:
Accrued compensation	326,173	195,674
Accounts payable and accrued liabilities	94,630	969,695

Net cash used in operating activities	(833,325)	(752,050)

Cash flows from investing activities:
Purchase of property and equipment	(1,388)	(5,615)

Cash flows from financing activities:
Proceeds from issuance of notes payable	125,000	—
Proceeds from exercise of common stock warrants	110,831	—
Proceeds from exercise of common stock options	3,300	—
Issuance of common stock for cash	—	2,016,000

Net cash provided by financing activities	239,131	2,016,000

Net increase (decrease) in cash	(595,582)	1,258,335
Cash as of beginning of the period	707,011	142,532

Cash as of end of the period	$111,429	$1,400,867

Supplemental disclosure of cash flow information:
Cash paid for interest	$792	$429

Supplemental disclosure of noncash investing and financing activities:

The Company settled $2,727,030 of accounts payable and $531,863 of notes payable by issuing 3,258,893 shares of common stock during the six months ended June 30, 2014.

See accompanying notes to condensed consolidated financial statements.

Q Therapeutics, Inc.

Notes to Condensed Consolidated Financial Statements (Unaudited)

1. Organization

Q Therapeutics, Inc. (Q Therapeutics) conducts its operations through its wholly owned subsidiary, Q Therapeutic Products, Inc. (Q Products), and Q Products’ wholly owned subsidiary, NeuroQ Research, Inc. (collectively, the Company). Q Therapeutics is a Salt Lake City, Utah-based clinical stage biopharmaceutical company that is developing human cell-based therapies intended to treat degenerative diseases of the brain and spinal cord, the primary components of the central nervous system (CNS).

These potential therapies are based on technology developed by Q Products’ co-founder Mahendra Rao, M.D., Ph.D., a leader in glial stem cell biology, during his tenure at the University of Utah and as Head of the Stem Cell Section in the Laboratory of Neuroscience at the National Institutes of Health (NIH) Institute of Aging. Dr. Rao was one of the first scientists to identify and seek patent coverage on stem cells and their progeny cells found in the CNS. After licensing Dr. Rao’s technology from the University of Utah and NIH, Q Products commenced operations in the spring of 2004 to develop cell-based therapeutics that can be sold as “off-the-shelf” pharmaceuticals. In June 2015, the Company announced that the U.S. Food and Drug Administration (FDA) had cleared its Investigational New Drug Application (IND) for the initiation of Phase 1/2a clinical trials with its Q-Cells® product in patients with Amyotrophic Lateral Sclerosis (Lou Gehrig’s disease or ALS).

2. Significant Accounting Policies

The following significant accounting policies are followed by the Company in preparing its condensed consolidated financial statements:

Basis of Presentation and Consolidation

These unaudited interim condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes included in the Company’s Form 10-K filed with the Securities and Exchange Commission (SEC) on March 31, 2015. The results of operations for the three-month and six-month periods ended June 30, 2015 are not necessarily indicative of the results to be expected for the full year ending December 31, 2015. In the opinion of management, all adjustments that are necessary for a fair presentation of the financial information for the interim periods reported have been made. All such adjustments are of a normal recurring nature.

The accompanying unaudited condensed consolidated financial statements have been prepared by management in accordance with U.S. generally accepted accounting principles (US GAAP), and include all assets and liabilities of Q Therapeutics and its wholly owned subsidiary, Q Products. All material transactions and balances have been eliminated.

Going Concern Assumption and Liquidity

The Company has not generated significant revenues and is in the process of developing its products. The Company’s products have not been approved by the U.S. Food and Drug Administration (FDA) for commercial sale; therefore, the Company has not generated revenues from commercial therapeutic product sales. Historically, the Company has been dependent on government grants and debt and equity raised from individual investors to sustain its operations. The Company’s continued operations will depend on its ability to raise funds through similar sources. There can be no assurance that such capital will be available on favorable terms or at all. If it is unable to raise additional capital, the Company will be forced to curtail development activities, which will delay the development of its product candidates, or cease its operations. As of June 30, 2015, the Company had an accumulated deficit of $28,801,838, a stockholders deficit of $1,379,412 and negative working capital of $1,402,306. These matters, among others, raise substantial doubt about the Company’s ability to continue as a going concern through at least June 30, 2016. No adjustments have been made to the Company’s financial statements as a result of this uncertainty.

2015 Financing Transactions

In June 2015, the Company received $125,000 in cash proceeds through bridge loans from certain noteholders. These promissory notes were issued with a maturity premium equal to 110% of the loan face amount (the Maturity Premium), irrespective of whether the notes are paid on or before the maturity date and bear a simple interest rate of 5% per year. The notes are due and payable in full on December 31, 2015 (the Maturity Date). The Company may, at its sole option, extend the Maturity Date by 180 days. Such extension of the Maturity Date will trigger an increase in the Maturity Premium from 110% to 120%. Additionally, under certain circumstances, the noteholders may elect to convert their notes into equity (see Note 5).

Q Therapeutics, Inc.

Notes to Condensed Consolidated Financial Statements (Unaudited) Continued

Between January 26, 2015 and February 23, 2015, 327,455 common stock warrants and 21,634 common stock options, were exercised for cash proceeds of $114,131.

2014 Financing Transactions

Between March 7 and April 14, 2014, the Company issued an aggregate of 4,420,530 units, each unit consisting of one share of the Company’s common stock and one warrant to purchase one share of the Company’s common stock for which the Company received cash consideration of $2,012,500 and settled indebtedness of $2,408,030 (2014 Financing Transactions). The warrants have an initial exercise price of $1.00 per share, are immediately exercisable, and expire in no more than four years from the date of issuance. Both the shares of common stock and the warrants issued in the 2014 Financing Transactions have a “down-round” protection provision provided to the investors in the financing. With respect to the common shares and warrants issued, with certain exceptions, if the Company subsequently issues or sells any shares of common stock or any common stock equivalents pursuant to which shares of common stock may be acquired at a price less than $1.00 per share, then the Company shall promptly issue additional shares of common stock to the investor in an amount such that the subscription price paid, when divided by the total number of shares issued will result in an actual price paid per share of common stock equal to such lower price and with respect to warrants, the warrant exercise prices shall be reduced to the lesser price at which the common stock or common stock equivalents were issued. The down-round provisions expire upon the earlier of (1) the effectiveness of a registration statement with the Securities and Exchange Commission (SEC) registering the shares of common stock issued and the common shares underlying warrants issued in the 2014 Financing Transactions, or (2) one year after the issuance date.

On June 30, 2014, the Company issued 854,363 shares of common stock and warrants to purchase 1,277,363 shares of common stock resulting from an additional tranche of financing for which the Company received cash consideration of $3,500 and a settlement of indebtedness of $850,863. The common stock and warrants have terms similar to the 2014 Financing Transactions.

As of June 30, 2015, the down-round protection rights had expired. The warrants have an average remaining life of 2.82 years.

Use of Estimates

The preparation of financial statements in conformity with US GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosures of contingent assets and liabilities as of the dates of the financial statements and the reported amounts of revenues and expenses for the reporting periods. Accordingly, actual results could differ from those estimates. Key estimates include allowances for doubtful accounts receivable, useful lives for property and equipment, valuation allowances for net deferred income tax assets and valuations for stock-based compensation awards. The Company bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances.

Revenue Recognition and Grants Receivable

The Company periodically applies for research grants, including as a sub-recipient to grants funded by government agencies through research universities. Grant revenues are recognized as the associated expenses are incurred and are billed in conjunction with the terms of the grants. The Company records its grants receivable in accordance with the provisions of the grant agreements. The Company’s grants receivable are considered past due when payment has not been received within 30 days of the invoice date, although certain institutions customarily do not pay within these terms. The amounts of the specific allowances are estimated by management based on various assumptions including the age of the individual receivable, as well as changes in payment schedules and histories. Receivable balances are charged off against the allowance for doubtful accounts when management determines the potential for recovery is remote. Recoveries of receivables previously charged off are recorded when payment is received.

The Company was the recipient of a sub-award as part of the fourth and final year of grant funding awarded to The John Hopkins University from the National Institute of Neurological Diseases and Stroke (NINDS) of the National Institutes of Health in the amount of $677,864. As of June 30, 2015, all funds derived from that grant have been received.

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

Q Therapeutics, Inc.

Notes to Condensed Consolidated Financial Statements (Unaudited) Continued

The volatility assumption used in the Black-Scholes option-pricing model is based on the volatility of publicly traded companies in the same industry segment as the Company. The expected lives of the options and warrants granted represent the periods of time that the options granted are expected to be outstanding. The risk free rates for periods within the contractual lives of the options and warrants are based on the U.S. Treasury securities constant maturity rate that corresponds to the expected terms in effect at the time of grant. Stock-based compensation is included in general and administrative expenses in the condensed consolidated statements of operations.

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

Due to the fact that for all periods presented the Company has incurred net losses, potential dilutive common share equivalents as of June 30, 2015 and 2014, totaling 26,599,069 and 25,238,364, respectively, are not included in the calculation of Diluted EPS because they are anti-dilutive. Therefore, basic net loss per common share is the same as diluted net loss per common share for the three and six months ended June 30, 2015 and 2014.

Recent Accounting Pronouncements

In April 2015, the Financial Accounting Standards Board (FASB) issued ASU No. 2015-03, Interest – Imputation of Interest (Subtopic 835-30), Simplifying the Presentation of Debt Issuance Costs. To simplify presentation of debt issuance costs, the amendments require that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. The recognition and measurement guidance for debt issuance costs are not affected by the amendments by ASU 2015-03. For public companies, the amendments are effective for financial statements issued for fiscal years beginning after December 15, 2015, and interim periods within those fiscal years. Early adoption of the amendments is permitted for financial statements that have not been previously issued. The Company is evaluating the potential impact of adopting this guidance on its consolidated financial statements and related disclosures.

In August 2014, the Financial Accounting Standards Board (FASB) issued ASU 2014-15, Presentation of Financial Statements – Going Concern (Subtopic 310-40): Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern. ASU 2014-15 provides guidance in US GAAP about management’s responsibility to evaluate whether there is substantial doubt about an entity’s ability to continue as a going concern and to provide related disclosures. In doing so, this is intended to reduce diversity in the timing and content of disclosures. This is effective for the annual period ending after December 15, 2016, and for annual periods and interim periods thereafter. Early application is permitted. The Company is evaluating the potential impact of adopting this guidance on its consolidated financial statements and related disclosures.

3. Accrued Liabilities

Accrued liabilities consist of the following:

	June 30, 2015	December 31, 2014
Accrued 401(k) contributions	$43,332	$—
Accrued legal fees	42,500	42,500
Accrued interest	12,858	—
Other accrued liabilities	74	7

Total accrued liabilities	$98,764	$42,507

4. Accrued Compensation

Accrued compensation consists of the following:

Q Therapeutics, Inc.

Notes to Condensed Consolidated Financial Statements (Unaudited) Continued

	June 30, 2015	December 31, 2014
Accrued wages	$941,731	$621,072
Accrued vacation	90,195	84,681

Total accrued compensation	$1,031,926	$705,753

Accrued wages consist primarily of salaries and related employment taxes resulting from our Chief Executive Officer, Chief Financial Officer, and Chief Strategy Officer agreeing to defer payment of their salaries until additional funding is obtained. As of June 30, 2015, accrued wages specific to these officers totaled $894,068. The remaining $47,663 of accrued wages is comprised of bonuses, deferred salary for one additional employee, and payroll for days worked in June 2015 that were not paid until July 2015. For the six months ended June 30, 2015 and 2014, salary expense incurred but not paid for these officers totaled $292,217 and $187,122, respectively.

5. Notes Payable

In June 2015, the Company received $125,000 in cash proceeds through bridge loans from certain noteholders. These promissory notes were issued with a maturity premium (Maturity Premium) equal to 110% of the loan face amount, irrespective of whether the notes are paid on or before the maturity date and bear a simple interest rate of 5% per year. The notes are due and payable in full on December 31, 2015 (Maturity Date). The Company may, at its sole option, extend the Maturity Date by 180 days. Such extension of the Maturity Date will trigger an increase in the Maturity Premium from 110% to 120%. Additionally, under certain circumstances, the noteholders may elect to convert their notes into equity.

As of June 30, 2015, no payments had been made on the notes. Interest of $12,858, which includes the 10% note premium, has been accrued and expensed.

6. Derivative Liabilities

In connection with the 2014 Financing Transactions, the Company recorded derivative liabilities related to down-round protection provided to stockholders in the event that the Company issued additional units, similar to those issued in the 2014 Financing Transactions, at a price below $1.00 per share. The down-round provision was designed to expire upon the earlier of the effectiveness of a registration statement with the SEC or one year after the issuance date. As of June 30, 2015, the down-round protection provision expired. In prior quarters, with the assistance of a third-party valuation specialist, the Company valued the derivative liabilities pursuant to the accounting guidance of Accounting Standards Codification 820-10, Fair Value Measurements.

Fair values of the down-round provision of the warrants and common stock were determined using the Monte-Carlo Simulation Model valuation technique. The Monte-Carlo Simulation Model provides for dynamic assumptions regarding volatility and risk-free interest rates within the total period to expected conversion. In addition, management assessed the probabilities of future financing assumptions.

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

Determining which category an asset or liability falls within the hierarchy requires significant judgment. There were no assets or liabilities measured at fair value on a recurring basis as of June 30, 2015.

The following table presents the fair value reconciliation of Level 3 liabilities measured at fair value on a recurring basis during the six months ended June 30, 2015.

Q Therapeutics, Inc.

Notes to Condensed Consolidated Financial Statements (Unaudited) Continued

Fair Value Measurements Using Significant Unobservable Inputs
Derivatives
Beginning balance, as of December 31, 2014	$32,175
Gain on derivative liabilities	(32,175)

Ending balance, as of June 30, 2015	$—

The derivative liabilities were settled through the expiration of the down-round protection provisions of the 2014 Financing Transactions and the carrying amount of zero as of June 30, 2015 was derived from Level 3 inputs and represent management’s best estimate of fair value.

7. Stockholders’ Equity

Common Stock

As of June 30, 2015, the Company is authorized to issue 100,000,000 shares of common stock, of which 30,826,549 shares are outstanding. Holders of shares of common stock are entitled to cast one vote for each share held at all stockholders’ meetings for all purposes, including the election of directors. The common stock does not have cumulative voting rights.

Preferred Stock

As of June 30, 2015, the Company was authorized to issue 10,000,000 shares of preferred stock; however, no shares of preferred stock have been issued to date.

Stock Options

The following summarizes the outstanding common stock options and related activity for the six months ended June 30, 2015:

	Number of Options	Weighted Average Exercise Price Per Share	Weighted Average Remaining Life (Years)	Aggregate Intrinsic Value
Outstanding as of December 31, 2014	8,952,927	$0.52	7.61	$1,601,845
Granted	900,000	0.70	—	—
Exercised	(21,634)	0.15	—	—
Forfeited	(135,211)	0.07	—	—

Outstanding as of June 30, 2015	9,696,082	0.54	7.44	1,504,728

Exercisable as of June 30, 2015	6,515,665	0.47	6.83	1,504,728

For the six months ended June 30, 2015, 21,634 options were exercised for proceeds of $3,300.

As of June 30, 2015, options to purchase 4,284,519 shares of common stock under the Plan were available for future grant. Stock-based compensation for the three months ended June 30, 2015 and 2014 was $191,133 and $139,437, respectively. Stock-based compensation for the six months ended June 30, 2015 and 2014 was $372,076 and $388,257, respectively. As of June 30, 2015, the Company had $1,275,741 of unrecognized stock-based compensation expense related to non-vested awards that will be recognized over a weighted-average period of 2.69 years.

Q Therapeutics, Inc.

Notes to Condensed Consolidated Financial Statements (Unaudited) Continued

Warrants

In January 2015, the Company issued a warrant to purchase 50,000 shares of common stock to a consulting firm pursuant to the terms of a business consulting agreement which is effective through December 31, 2015. Between January 26, 2015 and February 13, 2015, 327,455 warrants were exercised for total cash proceeds of $110,831. During the six months ended June 30, 2015, 945,931 warrants expired.

As of June 30, 2015, 16,767,775 warrants to purchase common stock had been issued with exercise prices ranging from $1.00 to $2.75 per share and terms ranging from two to seven years. The weighted average warrant exercise price is $1.30 and the weighted average remaining life is 3.16 years.

8. Commitments

Advisory Agreement

In July 2013, the Company entered into a consulting services agreement effective through December 31, 2015. In connection with the agreement, the Company issued a warrant to purchase 75,000 shares of common stock at a strike price of $1.01 per share. The warrant has a five-year life and a cashless exercise option. In January 2014 and January 2015, the Company issued two additional warrants each of which allowed the warrant holder to purchase of 50,000 shares of common stock with similar terms to the 75,000 issuance. The consulting firm has received all the warrants earned under the agreement.

9. Subsequent Events

In August 2015, the Company received $100,000 in cash proceeds through a bridge loan from a noteholder, who is also an affiliate. The promissory note was issued with a maturity premium (Maturity Premium) equal to 110% of the loan face amount, irrespective of whether the note is paid on or before the maturity date and bears a simple interest rate of 5% per year. The note is due and payable in full on December 31, 2015 (Maturity Date). The Company may, at its sole option, extend the Maturity Date by 180 days. Such extension of the Maturity Date will trigger an increase in the Maturity Premium from 110% to 120%. Additionally, under certain circumstances, the noteholder may elect to convert their note into equity.

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

Company Overview

Q Therapeutics, Inc. (hereinafter Q Therapeutics, Q, we, us, our and similar expressions) is a Salt Lake City, Utah-based clinical-stage biopharmaceutical company that is developing human cell-based therapies that can be sold as “off-the-shelf” pharmaceuticals intended to treat neurodegenerative diseases of the brain and spinal cord, the primary components of the central nervous system or CNS.

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

Q has identified and patented a new treatment modality that provides a multi-factorial approach, bypassing the need to address individual pathways. Specifically, Q is developing a cell-based therapeutic that employs a natural cell type found in the healthy CNS: human glial restricted progenitors and their progeny cells. We call them, Q-Cells®. Q-Cells produce astrocytes and oligodendrocytes, the support cells that enable the normal function of neurons. We believe that Q-Cells may provide multiple and complementary mechanisms of action in the treatment of many neurodegenerative diseases. An advantage of this approach is that one need not fully understand all of the mechanistic aspects of these diseases, as we are tapping into the natural cellular machinery that enables healthy systems to function. We believe this is a more realistic approach than seeking a drug that affects a single disease pathway (although the addition of Q-Cell therapy may enhance benefits seen with such single drugs). Based on data in animal models, we believe that repairing damaged neurons is a faster, more realistic and easier approach than trying to replace them. In June 2015, the Company announced that the U.S. Food and Drug Administration (FDA) had cleared its Investigational New Drug Application (IND) for the initiation of Phase 1/2a clinical trials with its Q-Cells® product in patients with Amyotrophic Lateral Sclerosis (Lou Gehrig’s disease or ALS).

Initially, Q is targeting orphan diseases, where the FDA can allow fast-track approvals and market exclusivity, and for which smaller, less-expensive clinical trials may be warranted. This approach may result in accelerated commercialization efforts while maintaining a financing approach focused on capital efficiency. Q is advancing its initial product candidate, trademarked “Q-Cells®” as a potential treatment for ALS, and eventually other indications, potentially including Multiple Sclerosis (MS), Transverse Myelitis (TM), Spinal Cord Injury (SCI), Stroke, Huntington’s disease, Parkinson’s disease and Alzheimer’s disease.

Results of Operations for the Three Months Ended June 30, 2015 compared to the Three Months Ended June 30, 2014

To date, we have not generated significant revenues ($0 and $502,616, respectively, for the three months ended June 30, 2015 and 2014) and have been focused on developing our products for therapeutic use for commercial sale.

We have not generated revenues in excess of expenses and have been dependent on government grants and debt and equity funding raised from investors to sustain our operations. Our products have not yet been approved by the FDA for commercial sale, and as a result we have not generated revenues from commercial therapeutic product sales. We have incurred losses and used cash in operating activities since inception. As of June 30, 2015, the Company had an accumulated deficit of $28,801,838, a stockholders’ deficit of $1,379,412, and negative working capital of $1,402,306.

Grant Revenues

Grant revenues for the three months ended June 30, 2015 and 2014 were $0 and $500,216, respectively. The decrease was primarily due to approval for the fourth and final year of an NIH grant issued to The Johns Hopkins University, of which we received a sub- were of $677,864.

Other Revenue

Other revenue for the three months ended June 30, 2015 and 2014 was $0 and $2,400, respectively. The 2014 revenue was due to a one-time sale of non-commercial products to a collaborative research partner.

Cost of Revenue

Cost of revenue for the three months ended June 30, 2015 and 2014 was $0 and $800, respectively. The 2014 cost of revenue was due the cost of materials related to a one-time sale of non-commercial products to a collaborative research partner.

General and Administrative Expenses

General and administrative expenses for the three months ended June 30, 2015 were $541,371, an increase of $72,500, or 15.5%, from $468,871 for the three months ended June 30, 2014. The increase is primarily for payroll-related expenses associated with additional personnel, stock-based compensation expense related to certain stock option grants issued during the quarter, offset in part, by a decrease in legal and professional fees.

Research and Development Expenses

Research and development expenses for the three months ended June 30, 2015, were $261,024, a decrease of $521,915, or 66.7%, from $782,939 for the three months ended June 30, 2014. The decrease is primarily due to the costs incurred in 2014 associated with our large animal safety study and cell manufacturing, offset, in part, by the increase in clinical consulting fees related to the preparation of our IND submission and the increase in payroll associated with hiring additional personnel. We anticipate research and development expenses to remain at approximately the same levels until additional financing has been obtained. Once additional financing has been obtained, we anticipate significant increases in research and development expenses as we commence our first in-human clinical trial of Q-Cells for treatment of ALS.

Results of Operations for the Six Months Ended June 30, 2015 compared to the Six Months Ended June 30, 2014

Grant Revenues

Grant revenues for the six months ended June 30, 2015 and 2014 were $0 and $500,216, respectively. The decrease was primarily due to approval for the fourth and final year of an NIH grant issued to The Johns Hopkins University, of which we received a sub-award were of $677,864. While we intend to apply for grants in 2015 and beyond for additional indications, there is no assurance that we will be awarded future grant opportunities.

Other Revenue

Other revenue for the six months ended June 30, 2015 and 2014 was $0 and $2,400, respectively. The 2014 revenue was due to a one-time sale of non-commercial products to a collaborative research partner. We do not anticipate any significant other revenues in 2015.

Cost of Revenue

Cost of revenue for the six months ended June 30, 2015 and 2014 was $0 and $800, respectively. The 2014 cost of revenue was due the cost of materials related to a one-time sale of non-commercial products to a collaborative research partner. We do not anticipate any significant other cost of revenues in 2015.

General and Administrative Expenses

General and administrative expenses for the six months ended June 30, 2015 were $1,101,699, an increase of $48,967, or 4.7%, from $1,052,732 for the six months ended June 30, 2014. The increase is primarily for payroll-related expenses resulting from the hiring of additional personnel and our efforts to obtain additional financing, offset, in part, by a decrease in legal and professional fees and stock-based compensation.

Research and Development Expenses

Research and development expenses for the six months ended June 30, 2015 were $488,181, a decrease of $778,902, or 61.5%, from $1,267,083 for the six months ended June 30, 2014. The decrease is primarily due to the costs incurred in 2014 associated with our large animal safety study and cell manufacturing, offset, in part, by the increase in clinical consulting fees related to the preparation of our IND submission and salaries. We do not expect to incur additional significant research and development expenses until additional financing has been obtained. Once additional financing has been obtained, we anticipate significant increases in research and development expenses as we commence our first in-human clinical trial of Q-Cells for treatment of ALS.

Liquidity and Capital Resources

For the six months ended June 30, 2015, net cash used in operating activities totaled $833,325 compared to $752,050 for the six months ended June 30, 2014. Cash outflows increased in 2015 as the decrease in the net loss was more than offset by the change in accounts receivable and accounts payable and accrued liabilities balances.

For the six months ended June 30, 2015, net cash used in investing activities related to the purchase of lab and computer equipment was $1,388 compared to $5,615 for the six months ended June 30, 2014.

For the six months ended June 30, 2015, net cash provided by financing activities was $239,131 compared to $2,016,000 for the six months ended June 30, 2014. Cash provided by financing activities in 2015 was sourced from the exercise of common stock warrants and common stock options and notes payable.

As of June 30, 2015, the Company had negative working capital of $1,402,306.

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

Subsequent Events

In August 2015, the Company received $100,000 in cash proceeds through a bridge loan from a noteholder, who is also an affiliate. The promissory note was issued with a maturity premium (Maturity Premium) equal to 110% of the loan face amount, irrespective of whether the note is paid on or before the maturity date and bears a simple interest rate of 5% per year. The note is due and payable in full on December 31, 2015 (Maturity Date). The Company may, at its sole option, extend the Maturity Date by 180 days. Such extension of the Maturity Date will trigger an increase in the Maturity Premium from 110% to 120%. Additionally, under certain circumstances, the noteholder may elect to convert their note into equity.

Recent Accounting Pronouncements

In April 2015, the Financial Accounting Standards Board (FASB) issued ASU No. 2015-03, Interest – Imputation of Interest (Subtopic 835-30), Simplifying the Presentation of Debt Issuance Costs. To simplify presentation of debt issuance costs, the amendments require that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. The recognition and measurement guidance for debt issuance costs are not affected by the amendments by ASU 2015-03. For public companies, the amendments are effective for financial statements issued for fiscal years beginning after December 15, 2015, and interim periods within those fiscal years. Early adoption of the amendments is permitted for financial statements that have not been previously issued. The Company is evaluating the potential impact of adopting this guidance on its consolidated financial statements and related disclosures.

In August 2014, the FASB issued ASU 2014-15, Presentation of Financial Statements – Going Concern (Subtopic 310-40): Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern. ASU 2014-15 provides guidance in US GAAP about management’s responsibility to evaluate whether there is substantial doubt about an entity’s ability to continue as a going concern and to provide related disclosures. This pronouncement is intended to reduce diversity in the timing and content of disclosures. ASU 2014-15 is effective for the annual period ending after December 15, 2016, and for annual periods and interim periods thereafter. Early application is permitted. The Company is evaluating the potential impact of adopting this guidance on its consolidated financial statements and related disclosures.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk

None.

Item 4. Controls and Procedures.

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our filings under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the periods specified in the rules and forms of the SEC. This information is accumulated and communicated to our executive officers to allow timely decisions regarding required disclosure. Our Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based upon that evaluation, our Chief Executive Officer and our Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of June 30, 2015.

No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934) occurred during the quarter ended June 30, 2015 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 5. Other Information.

None.

Item 6. Exhibits.

Index to Exhibits

Exhibit	Description

4.1	Form of Promissory Note

10.1	Form of Convertible Securities Purchase Agreement

31.1(1)	Certification of the Company’s Principal Executive Officer pursuant to 15d-15(e) under the Securities Exchange Act of 1934, as amended, with respect to the registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2015.

31.2(1)	Certification of the Company’s Principal Financial and Accounting Officer pursuant to 15d-15(e) under the Securities Exchange Act of 1934, as amended, with respect to the registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2015.

32.1*	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Principal Executive Officer ) and (Principal Financial and Accounting Officer).

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema

101.CAL	XBRL Taxonomy Extension Calculation Linkbase

101.DEF	XBRL Taxonomy Extension Definition Linkbase

101.LAB	XBRL Taxonomy Extension Label Linkbase

101.PRE	XBRL Taxonomy Presentation Linkbase

(1)	Filed herewith.
*	Furnished herewith.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: August 14, 2015	By: /s/ DEBORAH A. EPPSTEIN
Name: Deborah A. Eppstein, PhD Title: Chief Executive Officer, President (Principal Executive Officer)

Date: August 14, 2015	By: /s/ STEVEN J. BORST
Name: Steven J. Borst Title: Vice President, Chief Financial Officer (Principal Financial and Accounting Officer)