Form 10-Q
period 2015-09-30
Q Therapeutics, Inc.
filed 2015-11-13
CIK 1366541

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2015

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

As of November 13, 2015, there were 30,826,549 shares of Common Stock, $0.0001 par value per share, issued and outstanding.

Q Therapeutics, Inc.

PART I

Item 1. Financial Statements

Condensed Consolidated Balance Sheets (Unaudited)

	September 30, 2015	December 31, 2014
Assets

Current assets:
Cash	$23,218	$707,011
Receivables	—	4,136
Prepaid expenses and other	38,063	10,596

Total current assets	61,281	721,743

Property and equipment, net	20,316	26,568

Total assets	$81,597	$748,311

Liabilities and Stockholders’ Deficit

Current liabilities:
Accrued compensation	$1,013,148	$705,753
Accounts payable	369,798	263,728
Notes payable	275,000	—
Accrued liabilities	107,486	42,507
Derivative liabilities	—	32,175

Total current liabilities	1,765,432	1,044,163

Commitments and contingencies (Notes 2, 5, 8 and 9)

Long-term accrued liabilities	325,247	—

Total liabilities	2,090,679	1,044,163

Stockholders’ deficit:
Common stock, $0.0001 par value: 100,000,000 shares authorized; 30,826,549 and 30,477,460 shares outstanding as of September 30, 2015 and December 31, 2014, respectively	3,083	3,048
Additional paid-in capital	27,793,118	26,933,171
Accumulated deficit	(29,805,283)	(27,232,071)

Total stockholders’ deficit	(2,009,082)	(295,852)

Total liabilities and stockholders’ deficit	$81,597	$748,311

See accompanying notes to condensed consolidated financial statements.

Q Therapeutics, Inc.

Condensed Consolidated Statements of Operations (Unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2015	2014	2015	2014
Grant revenues	$—	$167,240	$—	$667,456
License fees and other revenues	—	—	—	2,400

Total operating revenues	—	167,240	—	669,856
Cost of revenues	—	—	—	800

Gross profit	—	167,240	—	669,056

Operating expenses:
General and administrative	742,078	429,539	1,843,777	1,482,271
Research and development	243,053	374,944	731,234	1,642,027

Total operating expenses	985,131	804,483	2,575,011	3,124,298

Operating loss	(985,131)	(637,243)	(2,575,011)	(2,455,242)

Other income (expense):
Other income, net	828	4,583	2,416	5,808
Gain on derivative liabilities	—	13,057	32,175	35,617
Interest expense	(19,142)	(143)	(32,792)	(110,864)

Total other income (expense)	(18,314)	17,497	1,799	(69,439)

Loss before provision (benefit) for income taxes	(1,003,445)	(619,746)	(2,573,212)	(2,524,681)
Provision (benefit) for income taxes	—	—	—	—

Net loss	$(1,003,445)	$(619,746)	$(2,573,212)	$(2,524,681)

Weighted average number of common shares outstanding – basic and diluted	30,826,549	30,352,605	30,780,209	28,440,705

Net loss per common share – basic and diluted	$(0.03)	$(0.02)	$(0.08)	$(0.09)

See accompanying notes to condensed consolidated financial statements.

Q Therapeutics, Inc.

Condensed Consolidated Statements of Cash Flows (Unaudited)

	For the Nine Months Ended September 30,
	2015	2014
Cash flows from operating activities:
Net loss	$(2,573,212)	$(2,524,681)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation	745,851	527,307
Gain on derivative liabilities	(32,175)	(35,617)
Depreciation and amortization	7,640	7,157
Original debt discount	—	63,333
Common stock issued for services	—	59,500
Decrease (increase) in:
Receivables	4,136	(159,748)
Prepaid expenses and other assets	(27,467)	13,258
Increase in:
Accrued compensation	307,395	677,965
Accounts payable and accrued liabilities	496,296	294,032

Net cash used in operating activities	(1,071,536)	(1,077,494)

Cash flows from investing activities:
Purchase of property and equipment	(1,388)	(5,615)

Cash flows from financing activities:
Proceeds from issuance of notes payable	275,000	—
Proceeds from exercise of common stock warrants	110,831	—
Proceeds from exercise of common stock options	3,300	15,367
Issuance of common stock for cash	—	2,016,000

Net cash provided by financing activities	389,131	2,031,367

Net increase (decrease) in cash	(683,793)	948,258
Cash as of beginning of the period	707,011	142,532

Cash as of end of the period	$23,218	$1,090,790

Supplemental disclosure of cash flow information:
Cash paid for interest	$1,062	$572

Supplemental disclosure of noncash investing and financing activities:

The Company settled $2,727,030 of accounts payable and $531,863 of notes payable by issuing 3,258,893 shares of common stock during the nine months ended September 30, 2014.

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

These potential therapies are based on technology developed by Q Products’ co-founder Mahendra Rao, M.D., Ph.D., a leader in glial stem cell biology, during his tenure at the University of Utah and as Head of the Stem Cell Section in the Laboratory of Neuroscience at the National Institutes of Health (NIH) Institute of Aging. Dr. Rao was one of the first scientists to identify and seek patent coverage on stem cells and their progeny cells found in the CNS. After licensing Dr. Rao’s technology from the University of Utah and NIH, Q Products commenced operations in the spring of 2004 to develop cell-based therapeutics that can be sold as “off-the-shelf” pharmaceuticals. In June 2015, the Company announced that the U.S. Food and Drug Administration (FDA) had cleared its Investigational New Drug Application (IND) for the initiation of Phase 1/2a clinical trials with its Q-Cells® product in patients with Amyotrophic Lateral Sclerosis (ALS or Lou Gehrig’s disease).

2. Significant Accounting Policies

The following significant accounting policies are followed by the Company in preparing its condensed consolidated financial statements:

Basis of Presentation and Consolidation

These unaudited interim condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes included in the Company’s Form 10-K filed with the Securities and Exchange Commission (SEC) on March 31, 2015. The results of operations for the three-month and nine-month periods ended September 30, 2015 are not necessarily indicative of the results to be expected for the full year ending December 31, 2015. In the opinion of management, all adjustments that are necessary for a fair presentation of the financial information for the interim periods reported have been made. All such adjustments are of a normal recurring nature.

The accompanying unaudited condensed consolidated financial statements have been prepared by management in accordance with U.S. generally accepted accounting principles (US GAAP), and include all assets and liabilities of Q Therapeutics and its wholly owned subsidiary, Q Products. All material transactions and balances have been eliminated.

Going Concern Assumption and Liquidity

The Company has not generated significant revenues and is in the process of developing its products. The Company’s products have not been approved by the U.S. Food and Drug Administration (FDA) for commercial sale; therefore, the Company has not generated revenues from commercial therapeutic product sales. Historically, the Company has been dependent on government grants and debt and equity raised from individual investors to sustain its operations. The Company’s continued operations will depend on its ability to raise funds through similar sources. There can be no assurance that such capital will be available on favorable terms or at all. If it is unable to raise additional capital, the Company will be forced to curtail development activities, which will delay the development of its product candidates, including the initiation of its 1/2a clinical trials with its Q-Cells® product in patients with ALS or cease its operations. As of September 30, 2015, the Company had an accumulated deficit of $29,805,283, a stockholders’ deficit of $2,009,082 and negative working capital of $1,704,151. These matters, among others, raise substantial doubt about the Company’s ability to continue as a going concern through at least September 30, 2016. No adjustments have been made to the Company’s financial statements as a result of this uncertainty.

2015 Financing Transactions

Between January 26, 2015 and February 23, 2015, 327,455 common stock warrants and 21,634 common stock options, were exercised resulting in cash proceeds to the Company of $114,131.

Between June 11, 2015 and September 8, 2015, the Company received $275,000 in cash proceeds as a result of certain noteholders (one of which is an affiliate) issuing bridge loans to the Company. These promissory notes were issued with a maturity premium equal to 110% of the loan face amount (the Maturity Premium), irrespective of whether the notes are paid on or before the maturity date and bear a simple interest rate of 5% per year. The notes are due and payable in full on December 31, 2015 (the Maturity Date). The

Q Therapeutics, Inc.

Notes to Condensed Consolidated Financial Statements (Unaudited) Continued

Company may, at its sole option, extend the Maturity Date by 180 days. Such extension of the Maturity Date will trigger an increase in the Maturity Premium from 110% to 120%. Additionally, under certain circumstances, the noteholders may elect to convert their notes into equity (see Note 5).

2014 Financing Transactions

Between March 7 and April 14, 2014, the Company issued an aggregate of 4,420,530 units, each unit consisting of one share of the Company’s common stock and one warrant to purchase one share of the Company’s common stock for which the Company received cash consideration of $2,012,500 and settled indebtedness of $2,408,030 (2014 Financing Transactions). The warrants have an initial exercise price of $1.00 per share, are immediately exercisable, and expire in no more than four years from the date of issuance. Both the shares of common stock and the warrants issued in the 2014 Financing Transactions have a “down-round” protection provision provided to the investors in the financing. As of September 30, 2015, the down-round protection rights had expired. With respect to the common shares and warrants issued, with certain exceptions, if the Company subsequently issues or sells any shares of common stock or any common stock equivalents pursuant to which shares of common stock may be acquired at a price less than $1.00 per share, then the Company shall promptly issue additional shares of common stock to the investor in an amount such that the subscription price paid when divided by the total number of shares issued will result in an actual price paid per share of common stock equal to such lower price and with respect to warrants, the warrant exercise prices shall be reduced to the lesser price at which the common stock or common stock equivalents were issued.

On June 30, 2014, the Company issued 854,363 shares of common stock and warrants to purchase 1,277,363 shares of common stock resulting from an additional tranche of financing for which the Company received cash consideration of $3,500 and a settlement of indebtedness of $850,863. The common stock and warrants have terms similar to the 2014 Financing Transactions. As of September 30, 2015, the warrants have an average remaining life of 2.57 years.

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

The Company was the recipient of a sub-award as part of the fourth and final year of grant funding awarded to The Johns Hopkins University from the National Institute of Neurological Diseases and Stroke (NINDS) of the National Institutes of Health in the amount of $677,864. As of September 30, 2015, all funds derived from that grant have been received.

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

Due to the fact that for all periods presented the Company has incurred net losses, potential dilutive common share equivalents as of September 30, 2015 and 2014, totaling 27,060,608 and 25,152,288, respectively, are not included in the calculation of Diluted EPS because they are anti-dilutive. Therefore, basic net loss per common share is the same as diluted net loss per common share for the three and nine months ended September 30, 2015 and 2014.

Recent Accounting Pronouncements

In April 2015, the Financial Accounting Standards Board (FASB) issued ASU No. 2015-03, Interest – Imputation of Interest (Subtopic 835-30), Simplifying the Presentation of Debt Issuance Costs. To simplify presentation of debt issuance costs, the amendments require that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. The recognition and measurement guidance for debt issuance costs are not affected by the amendments in ASU 2015-03. For public companies, the amendments are effective for financial statements issued for fiscal years beginning after December 15, 2015, and interim periods within those fiscal years. Early adoption of the amendments is permitted for financial statements that have not been previously issued. The Company is evaluating the potential impact of adopting this guidance on its consolidated financial statements and related disclosures.

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

3. Accrued Liabilities

Accrued liabilities consist of the following:

	September 30, 2015	December 31, 2014
Accrued legal fees	$42,500	$42,500
Accrued interest	30,495	—
Accrued 401(k) contributions	23,603	—
Other accrued liabilities	10,888	7

Accrued liabilities, current portion	107,486	42,507
Long-term accrued liabilities	325,247	—

Total accrued liabilities	$432,733	$42,507

Q Therapeutics, Inc.

Notes to Condensed Consolidated Financial Statements (Unaudited) Continued

Long-term accrued liabilities consist of the former Chief Executive Officer’s accrued compensation of $289,540 (see Note 4) and other long-term accrued liabilities $35,707.

4. Accrued Compensation

	September 30, 2015	December 31, 2014
Accrued wages	$644,741	$621,072
Accrued termination costs	293,772	—
Accrued vacation	74,635	84,681

Total accrued compensation	$1,013,148	$705,753

Historically, accrued wages consisted of salaries and related employment taxes resulting from the former Chief Executive Officer, the current Chief Executive Officer, and the current Chief Strategy Officer agreeing to defer payment of their salaries until additional funding was obtained.

On September 8, 2015, as part of a planned retirement, Ms. Deborah Eppstein retired as the Company’s President and Chief Executive Officer. The Company and Ms. Eppstein entered into a Separation and Release of Claims Agreement (the Separation Agreement). The Separation Agreement provides that Ms. Eppstein (1) will receive accrued salary of $523,020 and accrued vacation of $25,229 to be paid in increments of $22,500 monthly until paid in full; (2) is eligible to receive a special bonus of up to $320,932 to be determined by the Board after the Company completes a financing in excess of $10,000,000; and (3) will receive up to eight months insurance benefits totaling approximately $12,480. In connection with the Separation Agreement, the Company has recorded estimated employer payroll taxes of $22,583 with respect to Ms. Eppstein. The accrued salary and bonus payments are contingent upon the occurrence of certain events set forth in the Separation Agreement and are expected to be paid within five years from the date of separation. The special bonus has not been accrued as the amount has not yet been determined by the Board and will not be determined until the completion of a significant financing. As of September 30, 2015, the Company had recorded accrued termination costs of $293,772 and long-term accrued liabilities of $289,540 resulting from Ms. Eppstein’s separation. As of September 30, 2015, no payments had been made under this agreement.

As of September 30, 2015, accrued wages specific to the other two officers who agreed to defer receipt of salaries totaled $554,947. The remaining $89,794 of accrued wages consists of bonuses, deferred salary for one additional employee, and payroll for days worked in September 2015 that were not paid until October 2015. For the nine months ended September 30, 2015 and 2014, salary expense incurred but not paid for the Company’s current officers totaled $298,831 and $128,326, respectively.

5. Notes Payable

Between June and September 2015, the Company received $275,000 in cash proceeds as a result of certain noteholders (one of which is an affiliate) issuing bridge loans to the Company. These promissory notes were issued with a maturity premium (Maturity Premium) equal to 110% of the loan face amount, irrespective of whether the notes are paid on or before the maturity date and bear a simple interest rate of 5% per year. The notes are due and payable in full on December 31, 2015 (Maturity Date). The Company may, at its sole option, extend the Maturity Date by 180 days. Such extension of the Maturity Date will trigger an increase in the Maturity Premium from 110% to 120%. Additionally, under certain circumstances, the noteholders may elect to convert their notes into equity.

As of September 30, 2015, no payments had been made on the notes and interest of $30,495.

6. Derivative Liabilities

In connection with the 2014 Financing Transactions, the Company recorded derivative liabilities related to down-round protection provided to stockholders in the event that the Company issued additional units, similar to those issued in the 2014 Financing Transactions, at a price below $1.00 per share. The down-round provision was designed to expire upon the earlier of the effectiveness of a registration statement with the SEC or one year after the issuance date. As of September 30, 2015, the down-round protection provisions have all expired. In prior quarters, with the assistance of a third-party valuation specialist, the Company valued the derivative liabilities pursuant to the accounting guidance of Accounting Standards Codification 820-10, Fair Value Measurements.

Q Therapeutics, Inc.

Notes to Condensed Consolidated Financial Statements (Unaudited) Continued

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

Determining which category an asset or liability falls within the hierarchy requires significant judgment. There were no assets or liabilities measured at fair value on a recurring basis as of September 30, 2015.

The following table presents the fair value reconciliation of Level 3 liabilities measured at fair value on a recurring basis during the nine months ended September 30, 2015.

Fair Value Measurements Using Significant Unobservable Inputs
Derivatives
Beginning balance, as of December 31, 2014	$32,175
Gain on derivative liabilities	(32,175)

Ending balance, as of September 30, 2015	$—

The derivative liabilities were settled through the expiration of the down-round protection provisions of the 2014 Financing Transactions. The carrying amount of zero as of September 30, 2015 was derived from Level 3 inputs and represents management’s best estimate of fair value.

7. Stockholders’ Equity

Common Stock

As of September 30, 2015, the Company is authorized to issue 100,000,000 shares of common stock, of which 30,826,549 shares are outstanding. Holders of shares of common stock are entitled to cast one vote for each share held at all stockholders meetings for all purposes, including the election of directors. The common stock does not have cumulative voting rights.

Preferred Stock

As of September 30, 2015, the Company was authorized to issue 10,000,000 shares of preferred stock; however, no shares of preferred stock have been issued to date.

Q Therapeutics, Inc.

Notes to Condensed Consolidated Financial Statements (Unaudited) Continued

Stock Options

The following summarizes the outstanding common stock options and related activity for the nine months ended September 30, 2015:

	Number of Options	Weighted Average Exercise Price Per Share	Weighted Average Remaining Life (Years)	Aggregate Intrinsic Value
Outstanding as of December 31, 2014	8,952,927	$0.52	7.61	$1,601,845
Granted	1,556,251	0.70	—	—
Exercised	(21,634)	0.15	—	—
Forfeited	(135,211)	0.07	—	—

Outstanding as of September 30, 2015	10,352,333	0.55	7.36	1,504,728

Exercisable as of September 30, 2015	7,403,791	0.50	6.82	1,504,728

For the nine months ended September 30, 2015, 21,634 options were exercised for proceeds of $3,300.

As of September 30, 2015, options to purchase 3,628,268 shares of common stock under the Plan were available for future grant. As part of the former CEO’s separation agreement, all of Ms. Eppstein’s options immediately vested upon her separation date and the Company incurred a one-time charge of $191,605 to stock-based compensation expense.

Stock-based compensation for the three months ended September 30, 2015 and 2014 was $373,775 and $139,050, respectively. Stock-based compensation for the nine months ended September 30, 2015 and 2014 was $745,851 and $527,307, respectively.

As of September 30, 2015, the Company had $968,552 of unrecognized stock-based compensation expense related to non-vested awards that will be recognized over a weighted-average period of 2.54 years.

Warrants

In January 2015, the Company issued a warrant to purchase 50,000 shares of common stock to a consulting firm pursuant to the terms of a business consulting agreement which is effective through December 31, 2015. Between January 26, 2015 and February 13, 2015, 327,455 warrants were exercised for total cash proceeds of $110,831. During the nine months ended September 30, 2015, 1,008,431 warrants expired.

As of September 30, 2015, 16,705,275 warrants to purchase common stock had been issued with exercise prices ranging from $1.00 to $2.00 per share and terms ranging from four to seven years. The weighted average warrant exercise price is $1.30 and the weighted average remaining life is 2.91 years.

8. Commitments

Advisory Agreement

In July 2013, the Company entered into a consulting services agreement that terminates December 31, 2015. In connection with the agreement, the Company issued a warrant to purchase 75,000 shares of common stock at a strike price of $1.01 per share. The warrant has a five-year life and a cashless exercise option. In January 2014 and January 2015, the Company issued two additional warrants each of which allowed the warrant holder to purchase 50,000 shares of common stock with similar terms to the 75,000 issuance. The consulting firm has received all the warrants earned under the agreement.

9. Subsequent Events

In October 2015, the Company received $35,000 in cash proceeds as a result of a certain noteholder (which is an affiliate of the Company) issuing a bridge loan to the Company. The promissory note was issued with a maturity premium (Maturity Premium) equal

Q Therapeutics, Inc.

Notes to Condensed Consolidated Financial Statements (Unaudited) Continued

to 110% of the loan face amount, irrespective of whether the note is paid on or before the maturity date and bears a simple interest rate of 5% per year. The note is due and payable in full on December 31, 2015 (the Maturity Date). The Company may, at its sole option, extend the Maturity Date by 180 days. Such extension of the Maturity Date will trigger an increase in the Maturity Premium from 110% to 120%. Additionally, under certain circumstances, the noteholder may elect to convert its note into equity.

In November 2015, the Company received $475,000 in cash proceeds as a result of the Company issuing promissory notes to certain noteholders (one of which is an affiliate of the Company). The promissory notes were issued with a repayment premium equal to 35% of the loan face amount (Repayment Premium), irrespective of whether the notes are paid on or before the Maturity Date, and bear a simple interest rate of 5% per year. Unless the entire outstanding principal amount of these promissory notes, plus all accrued but unpaid interest, plus the Repayment Premium, is converted into equity in accordance with the provisions of the promissory notes, the promissory notes will become due and payable in full on the first to occur of (a) March 31, 2017 (Maturity Date) or (b) demand of written notice following an event of default.

Notwithstanding an event of default, the Company may, at its sole option, extend the Maturity Date by 180 days. Such extension of the Maturity Date will trigger an increase in the Repayment Premium from 35% to 40%. Additionally, the noteholders have agreed to mandatory conversion of the notes into equity as part of a qualified financing.

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

Q has identified and patented a new treatment modality that provides a multi-factorial approach, bypassing the need to address individual pathways. Specifically, Q is developing a cell-based therapeutic that employs a natural cell type found in the healthy CNS: human glial restricted progenitors and their progeny cells. We call them, Q-Cells®. Q-Cells produce astrocytes and oligodendrocytes, the support cells that enable the normal function of neurons. We believe that Q-Cells may provide multiple and complementary mechanisms of action in the treatment of many neurodegenerative diseases. An advantage of this approach is that one need not fully understand all of the mechanistic aspects of these diseases, as we are tapping into the natural cellular machinery that enables healthy systems to function. We believe this is a more realistic approach than seeking a drug that affects a single disease pathway (although the addition of Q-Cell therapy may enhance benefits seen with such single drugs). Based on data in animal models, we believe that repairing damaged neurons is a faster, more realistic and easier approach than trying to replace them. In June 2015, the Company announced that the U.S. Food and Drug Administration (FDA) had cleared its Investigational New Drug Application (IND) for the initiation of Phase 1/2a clinical trials with its Q-Cells® product in patients with Amyotrophic Lateral Sclerosis (ALS or Lou Gehrig’s disease).

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

Results of Operations for the Three Months Ended September 30, 2015 compared to the Three Months Ended September 30, 2014

To date, we have not generated significant revenues ($0 and $167,240, respectively, for the three months ended September 30, 2015 and 2014) and have been focused on developing our products for therapeutic use for commercial sale.

We have not generated revenues in excess of expenses and have been dependent on government grants and debt and equity funding raised from investors to sustain our operations. Our products have not yet been approved by the FDA for commercial sale, and as a result we have not generated revenues from commercial therapeutic product sales. We have incurred losses and used cash in operating activities since inception. As of September 30, 2015, the Company had an accumulated deficit of $29,805,283, a stockholder’s deficit of $2,009,082, and negative working capital of $1,704,151.

Grant Revenues

Grant revenues for the three months ended September 30, 2015 and 2014 were $0 and $167,240, respectively. The decrease was due to an NIH grant issued to The Johns Hopkins University (of which we received $677,864 in 2014) coming to an end. While we intend to apply for grants in 2015 and beyond for additional indications, there is no assurance that we will be awarded future grants.

General and Administrative Expenses

General and administrative expenses for the three months ended September 30, 2015 were $742,078, an increase of $312,539, or 72.8%, from $429,539 for the three months ended September 30, 2014. The increase results from payroll-related expenses associated with the hiring of additional personnel and the accelerated vesting of the former CEO’s stock options, offset in part, by a decrease in legal and professional fees.

Research and Development Expenses

Research and development expenses for the three months ended September 30, 2015, were $243,053, a decrease of $131,891, or 35.2%, from $374,944 for the three months ended September 30, 2014. The decrease is primarily due to the costs incurred in 2014 associated with our large animal safety study and cell manufacturing, offset, in part, by the increase in clinical consulting fees related to our IND submission and the increase in payroll associated with hiring additional personnel. We anticipate research and development expenses to decrease until additional financing has been obtained. Once additional financing has been obtained, we anticipate significant increases in research and development expenses as we commence our first in-human clinical trial of Q-Cells for treatment of ALS.

Results of Operations for the Nine Months Ended September 30, 2015 compared to the Nine Months Ended September 30, 2014

Grant Revenues

Grant revenues for the nine months ended September 30, 2015 and 2014 were $0 and $667,456, respectively. The decrease was due to an NIH grant issued to The Johns Hopkins University (of which we received $677,864 in 2014) coming to an end. While we intend to apply for grants in 2015 and beyond for additional indications, there is no assurance that we will be awarded future grants.

Other Revenue

Other revenue for the nine months ended September 30, 2015 and 2014 was $0 and $2,400, respectively. The 2014 revenue was due to a one-time sale of non-commercial products to a collaborative research partner. We do not anticipate any significant other revenue in 2015.

Cost of Revenue

Cost of revenue for the nine months ended September 30, 2015 and 2014 was $0 and $800, respectively. The 2014 cost of revenue was cost of materials related to a one-time sale of non-commercial products to a collaborative research partner. We do not anticipate any significant other cost of revenue in 2015.

General and Administrative Expenses

General and administrative expenses for the nine months ended September 30, 2015 were $1,843,777, an increase of $361,506, or 24.4%, from $1,482,271 for the nine months ended September 30, 2014. The increase results from payroll-related expenses associated with the hiring of additional personnel and the accelerated vesting of the former CEO’s stock options, offset in part, by a decrease in legal and professional fees.

Research and Development Expenses

Research and development expenses for the nine months ended September 30, 2015 were $731,234, a decrease of $910,793, or 55.5%, from $1,642,027 for the nine months ended September 30, 2014. The decrease is primarily due to the costs incurred in 2014 associated with our large animal safety study and cell manufacturing, offset, in part, by the increase in clinical consulting fees related to the preparation of our IND submission and salaries. We do not expect to incur additional significant research and development expenses until additional financing has been obtained. Once additional financing has been obtained, we anticipate significant increases in research and development expenses as we commence our first in-human clinical trial of Q-Cells for treatment of ALS.

Liquidity and Capital Resources

For the nine months ended September 30, 2015, net cash used in operating activities totaled $1,071,536 compared to $1,077,494, for the nine months ended September 30, 2014.

For the nine months ended September 30, 2015, net cash used in investing activities to purchase lab and computer equipment was $1,388 compared to $5,615 for the nine months ended September 30, 2014.

For the nine months ended September 30, 2015, net cash provided by financing activities was $389,191 compared to $2,031,367 for the nine months ended September 30, 2014. Cash provided by financing activities in 2015 was sourced from the exercise of common stock warrants and common stock options and the issuance of notes payable.

As of September 30, 2015, the Company had negative working capital of $1,704,151.

In order for us to continue to meet our operational and liquidity needs, we must obtain additional financing. Any additional equity financing, if available, may not be available on favorable terms and may be dilutive to current stockholders. Debt financing, if available, may involve more restrictive covenants that may potentially impair our ability to operate the Company. Our ability to access capital when needed is not assured and, if not achieved on a timely basis, will materially harm our business, financial position and results of operations. These uncertainties create substantial doubt about our ability to continue as going concern. There can be no assurance that such capital will be available on favorable terms or at all. If the Company is unable to raise additional capital, the Company will be forced to (1) curtail development activities, which will delay the development of is product candidates, including the initiation of its 1/2a clinical trials with its Q-Cells® product in patients with ALS or (2) cease its operations. As of September 30, 2015, the Company had an accumulated deficit of $29,805,283, a stockholders’ deficit of $2,009,082 and negative working capital of $1,704,151. These matters, among others, raise substantial doubt about the Company’s ability to continue as a going concern through at least September 30, 2016. No adjustments have been made to our financial statements as a result of this uncertainty.

Recent Accounting Pronouncements

In April 2015, the Financial Accounting Standards Board (FASB) issued ASU No. 2015-03, Interest – Imputation of Interest (Subtopic 835-30), Simplifying the Presentation of Debt Issuance Costs. To simplify presentation of debt issuance costs, the amendments require that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. The recognition and measurement guidance for debt issuance costs are not affected by the amendments in ASU 2015-03. For public companies, the amendments are effective for financial statements issued for fiscal years beginning after December 15, 2015, and interim periods within those fiscal years. Early adoption of the amendments is permitted for financial statements that have not been previously issued. The Company is evaluating the potential impact of adopting this guidance on its consolidated financial statements and related disclosures.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk

None.

Item 4. Controls and Procedures.

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our filings under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the periods specified in the rules and forms of the SEC. This information is accumulated and communicated to our executive officers to allow timely decisions regarding required disclosure. Our Chief Executive Officer, President and Chief Financial Officer has evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based upon that evaluation, our Chief Executive Officer, President and Chief Financial Officer has concluded that our disclosure controls and procedures were effective as of September 30, 2015.

No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934) occurred during the quarter ended September 30, 2015 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 5. Other Information.

None.

Item 6. Exhibits.

Index to Exhibits

Exhibit	Description

31.1(1)	Certification of the Company’s Principal Executive Officer pursuant to 15d-15(e) under the Securities and Exchange Act of 1934, as amended, with respect to the registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2015.

31.2(1)	Certification of the Company’s Principal Financial and Accounting Officer pursuant to 15d-15(e) under the Securities and Exchange Act of 1934, as amended, with respect to the registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2015.

32.1*	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Principal Executive Officer).

32.2*	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Principal Financial and Accounting Officer).

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema

101.CAL	XBRL Taxonomy Extension Calculation Linkbase

101.DEF	XBRL Taxonomy Extension Definition Linkbase

101.LAB	XBRL Taxonomy Extension Label Linkbase

101.PRE	XBRL Taxonomy Presentation Linkbase

(1)	Filed herewith.
*	Furnished herewith.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: November 13, 2015	By: /s/ STEVEN J. BORST
Name: Steven J. Borst Title: Chief Executive Officer and President (Principal Executive Officer and Principal Financial and Accounting Officer)